Form 10-Q
period 1995-03-31
CORPORATE PROPERTY ASSOCIATES 3
filed 1995-05-12
CIK 350745

                                                      --------------------------
                                                              OMB APPROVAL
                                                      --------------------------
                              UNITED STATES            OMB Number  3235-0070
                   SECURITIES AND EXCHANGE COMMISSION  Expires  October 31, 1995
                          Washington, D.C. 20549       Estimated average burden
                                                       hours per response 190.00
                                                      --------------------------

                             FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1995
                               -------------------------
                                      or

[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                0-10322
                      ----------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 3
- - - - - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        94-2708080
- - - - - - - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- - - - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212) 492-1100
- - - - - - - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- - - - - - - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                             [X]  Yes  [_]  No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                             [ ]  Yes  [_]  No

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

                Balance Sheets, December 31, 1994 and
                March 31, 1995                                  2

                Statements of Income for the three
                months ended March 31, 1994 and 1995            3

                Statements of Cash Flows for the three
                months ended March 31, 1994 and 1995            4

                Notes to Financial Statements                  5-7

     Item 2. - Management's Discussion of Operations            8


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                 9

     Signatures                                                10



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                               December 31,    March 31,
                                                   1994           1995
                                               -------------  ------------
                                                  (Note)      (Unaudited)
          ASSETS:
     Land and buildings, net of
       accumulated depreciation of
       $976,612 at December 31, 1994 and
       $1,026,736 at March 31, 1995             $ 4,793,315   $ 4,743,191
     Net investment in direct
       financing lease                           33,415,760    33,415,618
     Real estate held for sale                    9,400,000     9,400,000
     Cash and cash equivalents                    8,851,419     7,065,316
     Accrued interest and  rents receivable         524,060       532,904
     Other assets                                    64,971       119,358
                                                -----------   -----------

           Total assets                         $57,049,525   $55,276,387
                                                ===========   ===========


          LIABILITIES:
     Mortgage notes payable                     $15,624,196   $13,955,825
     Accrued interest payable                       351,372       452,123
     Accounts payable and accrued expenses          428,778       130,564
     Prepaid rental income                           38,695        38,695
     Purchase installments                       13,080,601    13,275,601
                                                -----------   -----------

           Total liabilities                     29,523,642    27,852,808
                                                -----------   -----------


          PARTNERS' CAPITAL:
     General Partners                                46,541        44,495

     Limited Partners (66,000 Limited
     Partnership Units issued and
     outstanding)                                27,479,342    27,379,084
                                                -----------   -----------
           Total partners' capital               27,525,883    27,423,579
                                                -----------   -----------

           Total liabilities and
             partners' capital                  $57,049,525   $55,276,387
                                                ===========   ===========

     The accompanying notes are an integral part of the financial statements.


     Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)



                                                       Three Months Ended
                                                March 31, 1994    March 31, 1995
                                              ------------------  --------------

  Revenues:
   Interest income from direct financing
    leases                                            $1,764,006      $1,696,983
   Rental income from operating leases                    71,945          71,945
   Other interest income                                  15,153           6,662
   Other income                                                           47,997
                                                      ----------      ----------
                                                       1,851,104       1,823,587
                                                      ----------      ----------

  Expenses:
   Interest on mortgages                                 413,439         382,376
   Depreciation                                           39,730          50,124
   General and administrative                             76,879         115,500
   Property expense                                      154,965         204,494
   Amortization                                            5,601           5,601
                                                      ----------      ----------
                                                         690,614         758,095
                                                      ----------      ----------

     Net income                                       $1,160,490      $1,065,492
                                                      ==========      ==========


  Net income allocated
   to General Partners                                $   23,210      $   21,310
                                                      ==========      ==========


  Net income allocated
   to Limited Partners                                $1,137,280      $1,044,182
                                                      ==========      ==========


  Net income per Unit:
   (66,000 Limited
   Partnership Units)                                    $17.23          $15.82
                                                         ======          ======


  The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
                                                             March 31,
                                                         ------------------
                                                         1994          1995
                                                         ----          ----
Cash flows from operating activities:
 Net income                                          $ 1,160,490   $ 1,065,492
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                           45,331        55,725
  Other noncash items                                      2,178           142
  Net change in operating assets and liabilities          78,154      (266,295)
                                                     -----------   -----------

   Net cash provided by operating activities           1,286,153       855,064
                                                     -----------   -----------

Cash flows from investing activities:
 Payments received in connection with
  exercise of purchase option                            571,548       195,000
                                                     -----------   -----------

   Net cash provided by investing activities             571,548       195,000
                                                     -----------   -----------

Cash flows from financing activities:
 Distributions to partners                            (1,163,082)   (1,167,796)
 Prepayment of mortgage notes payable                               (1,320,347)
 Payments on mortgage principal                         (350,556)     (348,024)
                                                     -----------   -----------

   Net cash used in financing activities              (1,513,638)   (2,836,167)
                                                     -----------   -----------


    Net increase (decrease) in cash and cash
     equivalents                                         344,063    (1,786,103)

  Cash and cash equivalents, beginning of period       8,027,612     8,851,419
                                                     -----------   -----------

    Cash and cash equivalents, end of period         $ 8,371,675   $ 7,065,316
                                                     ===========   ===========


  Supplemental disclosure of cash flows information:

          Interest paid                              $   416,214   $   281,625
                                                     ===========   ===========

  The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



  Note 1.  Basis of Presentation:
           ---------------------

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.


  Note 2.  Distributions to Partners:
           -------------------------

  Distributions declared and paid to partners during the three months ended March 31, 1995 are summarized as follows:

     Quarter Ended   General Partners  Limited Partners  Per Limited Partner Unit
  -----------------  ----------------  ----------------  ------------------------
  December 31, 1994       $23,356          $1,144,440            $17.34
                          =======          ==========            ======

  A distribution of $17.39 per Limited Partner Unit for the quarter ended March 31, 1995 was declared and paid in April 1995.


  Note 3.  Transactions with Related Parties:
           ---------------------------------

  For the three-month periods ended March 31, 1994 and 1995, the Partnership incurred management fees of $52,447 and $28,356, respectively, and general and administrative expense reimbursements of $21,982 and $22,230, respectively, payable to an affiliate.

  The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1994 and 1995 were $12,311 and $35,169, respectively.


  Note 4.  Industry Segment Information:
           ----------------------------

  The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                               1994      %       1995      %
                            ----------  ----  ----------  ----

  Gibson Greetings, Inc.    $1,490,522   81%  $1,490,522   84%
  AT&T Corporation             114,413    6      114,527    7
  New Valley Corporation       159,071    9       91,934    5
  Hughes Markets, Inc.          71,945    4       71,945    4
                            ----------  ---   ----------  ---
                            $1,835,951  100%  $1,768,928  100%
                            ==========  ===   ==========  ===

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



  Note 5.  Prepayment of Mortgage Notes Payable:
           ------------------------------------

  On February 23, 1995, the Partnership paid off three mortgage loans on properties formerly leased to New Valley Corporation ("New Valley") in Moorestown, New Jersey and Reno, Nevada and a property in Bridgeton, Missouri, currently leased to New Valley. The aggregate prepayment made by the Partnership was $1,320,347. As a result of the prepayment, the Partnership's annual debt service will decrease by $555,673. The loans had been scheduled to fully amortize between April 1997 and May 1998.


  Note 6.  Property in Moorestown, New Jersey:
           ----------------------------------

  On April 7, 1995, the Partnership and Corporate Property Associates 2 ("CPA(R):2"), an affiliate, which own the Moorestown, New Jersey property as tenants-in-common, entered into a net lease for the property with Sports & Recreation, Inc. ("Sports & Recreation") which intends to convert the facility into a retail store.

  The lease provides for a feasibility period through September 30, 1995 which is extendable through December 31, 1995 followed by an initial term of 16 years. If, during the feasibility period, Sports & Recreation is unable to meet conditions necessary to retrofit the facility to its specifications or obtain certain approvals from the municipal authorities, it has the right to terminate the lease. During the feasibility period, the Partnership and CPA(R):2 will reimburse Sports & Recreation for certain planning costs up to a maximum of $24,000. Sports & Recreation will incur all costs of retrofitting the facility; however, the Partnership and CPA(R):2 will reimburse Sports & Recreation for the cost of removing and disposing of the roof and HVAC system, replacement of the HVAC system and installing a new roof and drainage system.

  During the 16 year lease term, which is scheduled to commence at the end of the feasibility period, annual rentals will initially be $308,750 (of which the Partnership's share is approximately $187,750) during the first five lease years with stated increases every five years thereafter. There is no assurance that Sports & Recreation will lease the property after the feasibility period.


  Note 7.  The Leslie Fay Company:
           ----------------------

  During 1991, The Leslie Fay Company ("Leslie Fay") informed the Partnership that it was exercising an option to purchase its leased property from the Partnership as of April 30, 1992. Under the lease's purchase option, Leslie Fay's purchase exercise price is the greater of $9,400,000, the Partnership's purchase price for the property in 1982, or the fair market value of the property as impacted by the lease as of the option exercise date. Under the agreement, fair market value is to be determined by an appraisal process if a price could not be agreed upon, and that process was underway when, on January 20, 1992, Leslie Fay filed suit in Pennsylvania Court of Common Pleas' of Luzerne County against the Partnership asking the court to intervene in order to determine the contractual interpretation of fair market value. On April 20, 1992, the court ruled in favor of the Partnership by declaring, in effect, that the fair market value should be determined pursuant to the process provided for in the Leslie Fay lease purchase option, and not by the court. Leslie Fay appealed the court's decision. On December 1, 1992, the Pennsylvania Superior Court upheld the ruling of the Court of Common Pleas' in favor of the Partnership. The Superior Court ruled that the appraisal process was to proceed pursuant to the terms of the lease. Leslie Fay applied for reargument before the Superior Court, but on February 5, 1993, its application was denied. On March 8, 1993, Leslie Fay petitioned the Pennsylvania Supreme Court for allowance of an appeal of the Superior Court decision. On July 6, 1993, the Pennsylvania Supreme Court denied Leslie Fay's petition.

  On June 11, 1992, Leslie Fay filed a second lawsuit in Commonwealth Court seeking a transfer of the property and other benefits of ownership. The court ordered Leslie Fay to pay $7,200,000 to the Partnership as partial payment for the purchase of the Leslie Fay property, post a surety bond for $15,000,000 and to continue

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



  making its monthly payments of $190,516 to the Partnership, for application of these payments to the purchase price. The Partnership received the $7,200,000 on June 19, 1992. As the court has ruled that Leslie Fay's monthly payments are to be credited toward the purchase price, such payments have been recorded as installment payments and the investment in the property has been classified as real estate held for sale. The Partnership is entitled to receive interest at the rate of 12% per annum on the difference between the ultimate purchase price and $7,200,000. Leslie Fay, in turn, will be credited with interest at the rate of 12% per annum from the Partnership on Leslie Fay's monthly payments, which aggregate $6,075,601 through December 31, 1994. For financial reporting purposes, the Partnership has accrued interest on the difference between the minimum sales price ($9,400,000) and $7,200,000 as well as interest on the monthly installments received and included the net effect of such amounts in accrued interest payable and the current period effect in other interest income.

  On April 5, 1993 (the "Filing Date"), Leslie Fay filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Leslie Fay has continued to make monthly payments to the Partnership during the course of the Chapter 11 case.

  After the Filing Date, the Partnership filed a proof of claim against Leslie Fay for in excess of $26,000,000 based on the exercise of the purchase option. Leslie Fay objected to the Partnership's claim and filed an action in the Bankruptcy Court against the Partnership asserting that: (i) the Partnership's damage claims against Leslie Fay should be limited by a cap imposed on lease termination claims under the Bankruptcy Code (the "Damage Cap Claim"); or, alternatively (ii) the Leslie Fay agreement should be recharacterized as a secured financing agreement rather than a true lease (the "Recharacterization Claim").

  The Partnership filed a motion to dismiss Leslie Fay's action, which motion was denied by the Court as to the Recharacterization Claim. With respect to the Damage Cap Claim, the Court determined that the statutory damage cap applicable to lease termination claims under the Bankruptcy Code would not apply to the Partnership's claims against Leslie Fay; however, the Court declined to dismiss Leslie Fay's action insofar as Leslie Fay seeks recovery of payments to the Partnership in excess of the allowed amount of the Partnership's claims against Leslie Fay. Leslie Fay has filed an amended complaint, asserting, in addition to the Recharacterization Claim, a cause of action to extinguish the surety bond issued in favor of the Partnership. If Leslie Fay succeeds on its Recharacterization Claim, then Leslie Fay contends that the Partnership's claim would be $9,400,000 plus interest and that any excess over that aggregate amount and the sum of the $7,200,000 payment plus the monthly payments thereafter made by Leslie Fay (as adjusted) must be returned to Leslie Fay.

  The Partnership is actively contesting Leslie Fay's action. In that regard, the Partnership has asserted counterclaims against Leslie Fay and the issuer of the surety bond for the balance of the purchase price together with interest and costs, and a counterclaim against Leslie Fay for fraud in the event the Court decides the Recharacterization Claim in Leslie Fay's favor. The outcome of the Partnership's claims against Leslie Fay and the surety and Leslie Fay's action against the Partnership cannot be determined at this time. In December 1994, Leslie Fay filed a motion asserting the monthly installment payments should be reduced to the fair market rental value of the premises.
  To resolve that dispute, effective January 1, 1995, pursuant to an agreement between the Partnership and Leslie Fay, the monthly installments have been reduced to $65,000. The reduction is without prejudice to any party's right to revisit the issue as to what the appropriate monthly installment should have been.

  The Partnership, Leslie Fay and the issuer of the surety bond have negotiated a resolution to the dispute and have reached an agreement in principle; however, such agreement is subject to satisfactory documentation and the approval of the Bankruptcy Court. Accordingly, there can be no assurance that the agreement will be finalized in its current form.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Net income decreased for the three-month period ended March 31, 1995 as compared with the three-month period ended March 31, 1994. The decrease in net income is due to a decrease in lease revenues and an increase in property and general and administrative expenses. This was partially offset by other income of $48,000 and a decrease in interest expense. The decrease in lease revenues is due solely to the termination of the lease with New Valley Corporation ("New Valley") for a property in Reno, Nevada on December 31, 1994. The increase in property expenses is due to the costs of maintaining and remarketing the Reno property as well as legal costs incurred in connection with protecting the Partnership's interests in its dispute with the Leslie Fay Company. The increase in general and administrative expenses is due to increased occupancy costs during the period under the cost sharing agreement which are expected to moderate over the remainder of the year.
  Other income reflects the benefit from a concession allowed to the Partnership by a vendor which had been fully accrued as a payable at December 31, 1994.
  As lease revenues from Gibson Greetings, Inc. ("Gibson") represent 84% of the Partnership's lease revenues, any adverse changes in Gibson's financial condition may significantly affect the Partnership's operating cash flow. It is currently expected that Gibson will meet all its obligations under its lease which has an initial term which expires in 2002.

     There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $7,065,000 and cash provided from operating activities will be sufficient to meet the Partnership's current cash requirements which currently consist primarily of paying quarterly distributions and meeting the scheduled debt service obligation on the Gibson Greetings, Inc. ("Gibson") properties. With loan prepayments of $1,320,000 during the quarter which satisfied the mortgage obligations on three properties, the Gibson properties are the only Partnership properties which remain encumbered by nonrecourse mortgage debt. As a result of prepaying the three mortgage loans, annual debt service requirements will decrease by $556,000. To the extent that Sports & Recreation, Inc. is able to meet the conditions necessary to retrofit the Moorestown property to use as a retail store, the Partnership will be committed to pay its share of costs for rehabilitation of the roof and heating, ventilation and air conditioning systems. Although such costs are in the process of being determined, Management believes that such costs can be funded from existing cash reserves, if necessary. As a result of the terminations of the New Valley leases for the Reno and Moorestown properties in December 1994 and May 1993, respectively, pursuant to New Valley's petition of voluntary bankruptcy, the Partnership anticipates that it will receive a payment of its claim against New Valley; however, the amount of such payment has not yet been determined. In addition, the Partnership has agreed to settle its dispute with The Leslie Fay Company; however, such settlement is subject to satisfactory documentation and approval of the Bankruptcy Court.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                    PART II
                                    -------



  Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
  ------------------------------------------

       (a)   Exhibits:

             None

       (b)   Reports on Form 8-K

             During the quarter ended March 31, 1995, the Partnership was not required to file any reports on Form 8-K.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CORPORATE PROPERTY ASSOCIATES 3
                                 (a California limited partnership)

                                 By:  W.P. CAREY & CO., INC.



             05/10/95            By:   /s/ Claude Fernandez
           --------------             ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             05/10/95            By:   /s/ Michael D. Roberts
           --------------             -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)