Form 10-Q
period 1995-06-30
CORPORATE PROPERTY ASSOCIATES 3
filed 1995-08-10
CIK 350745

                                                              OMB APPROVAL
                                                      --------------------------
                                                      OMB Number       3235-0070
                                                      Expires   October 31, 1995
                                                      Estimated average burden
                                                      hours per response  190.00
                                                      --------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1995
                               -------------------------------------------------

                                                or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -----------------------------
Commission file number                0-10322
                      --------------------------------------------------------
                        CORPORATE PROPERTY ASSOCIATES 3
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                      94-2708080
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

 -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                                                 [_] Yes        [_] No

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                     INDEX


                                                                        Page No.
                                                                        --------

PART I
------

Item 1. - Financial Information*

          Balance Sheets, December 31, 1994 and
          June 30, 1995                                                        2

          Statements of Income for the three and six
          months ended June 30, 1994 and 1995                                  3

          Statements of Cash Flows for the six
          months ended June 30, 1994 and 1995                                  4

          Notes to Financial Statements                                      5-7


Item 2. - Management's Discussion of Operations                              8-9



PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                                    10

Signatures                                                                    11


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                                December 31,           June 30,
                                                    1994                 1995
                                                ------------         ----------
                                                   (Note)            (Unaudited)
ASSETS:

Land and buildings, net of
  accumulated depreciation of
  $976,612 at December 31, 1994 and
  $1,076,860 at June 30, 1995                    $ 4,793,315         $ 4,693,067
Net investment in direct
  financing leases                                33,415,760          33,415,462
Real estate held for sale                          9,400,000           9,400,000
Cash and cash equivalents                          8,851,419           6,958,240
Accrued interest and rents receivable                524,060             542,038
Other assets                                          64,971             143,403
                                                 -----------         -----------

         Total assets                            $57,049,525         $55,152,210
                                                 ===========         ===========

LIABILITIES:

Mortgage notes payable                           $15,624,196         $13,674,789
Accrued interest payable                             351,372             496,662
Accounts payable and accrued expenses                428,778             157,877
Accounts payable to affiliates                                            61,662
Prepaid rental income                                 38,695
Purchase installments                             13,080,601          13,470,602
                                                 -----------         -----------

        Total liabilities                         29,523,642          27,861,592
                                                 -----------         -----------

PARTNERS' CAPITAL:

General Partners                                      46,541              41,836

Limited Partners (66,000 Limited
  Partnership Units issued and
  outstanding)                                    27,479,342          27,248,782
                                                 -----------         -----------

        Total partners' capital                   27,525,883          27,290,618
                                                 -----------         -----------

        Total liabilities and
          partners' capital                      $57,049,525         $55,152,210
                                                 ===========         ===========


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)




                                       Three Months Ended                   Six Months Ended
                                  June 30, 1994  June 30, 1995     June 30, 1994     June 30, 1995
                                  -------------  -------------     -------------     -------------
Revenues:
  Interest income from
    direct financing leases          $1,763,953     $1,696,969     $3,527,959        $3,393,952
  Rental income from
    operating leases                     71,944         71,944        143,889           143,889
  Other interest income                  13,435         57,540         28,588            64,202
  Other income                                                                           47,997
                                     ----------     ----------     ----------        ----------
                                      1,849,332      1,826,453      3,700,436         3,650,040
                                     ----------     ----------     ----------        ----------

Expenses:
  Interest on mortgages                 404,978        344,225        818,417           726,601
  Depreciation                           39,729         50,124         79,459           100,248
  General and administrative             76,922         73,601        153,801           189,101
  Property expense                      450,288        314,699        605,253           519,193
  Amortization                            5,602          5,602         11,203            11,203
                                     ----------     ----------     ----------        ----------
                                        977,519        788,251      1,668,133         1,546,346
                                     ----------     ----------     ----------        ----------


     Net income                      $  871,813     $1,038,202     $2,032,303        $2,103,694
                                     ==========     ==========     ==========        ==========


Net income allocated
  to General Partners                $   17,436     $   20,764     $   40,646        $   42,074
                                     ==========     ==========     ==========        ==========

Net income allocated
  to Limited Partners                $  854,377     $1,017,438     $1,991,657        $2,061,620
                                     ==========     ==========     ==========        ==========

Net income per Unit
  (66,000 Limited
  Partnership Units)                     $12.95         $15.42         $30.18            $31.24
                                     ==========     ==========     ==========        ==========


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                         Six Months Ended
                                                             June 30,
                                                   -----------------------------
                                                        1994           1995
                                                   --------------  -------------

Cash flows from operating activities:
  Net income                                       $ 2,032,303     $  2,103,694
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       90,662          111,451
    Other noncash items                                  4,411              298
    Net change in operating assets and liabilities     147,796         (210,257)
                                                   -----------     ------------
      Net cash provided by operating activities      2,275,172        2,005,186
                                                   -----------     ------------

Cash flows from investing activities:
  Payments received in connection with
    exercise of purchase option                      1,143,098          390,001
                                                   -----------     ------------
      Net cash provided by investing activities      1,143,098          390,001
                                                   -----------     ------------

Cash flows from financing activities:
  Distributions to partners                        (2,326,837)      (2,338,959)
  Prepayment of mortgage notes payable                              (1,320,347)
  Payments on mortgage principal                     (709,506)        (629,060)
                                                  -----------     ------------
      Net cash used by financing activities        (3,036,343)      (4,288,366)
                                                  -----------     ------------

        Net increase (decrease) in cash and
          cash equivalents                            381,927       (1,893,179)

  Cash and cash equivalents, beginning of period    8,027,612        8,851,419
                                                  -----------     ------------

        Cash and cash equivalents, end of period  $ 8,409,539     $  6,958,240
                                                  ===========     ============

 Supplemental disclosure of cash flows
  information:
         Interest paid                             $   824,034     $    741,153
                                                  ===========     ============


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


Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the six months ended June 30, 1995 are summarized as follows:


Quarter Ended      General Partners     Limited Partners     Per Limited Partner Unit
-------------      ----------------     ----------------     ------------------------

December 31, 1994       $23,356             $1,144,440                 $17.34
                        =======             ==========                 ======
March 31, 1995          $23,423             $1,147,740                 $17.39
                        =======             ==========                 ======


A distribution of $17.58 per Limited Partner Unit for the quarter ended June 30, 1995 was declared and paid in July 1995.


Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month and six-month periods ended June 30, 1994, the Partnership incurred management fees of $39,193 and $91,640, respectively, and general and administrative expense reimbursements of $21,455 and $43,437, respectively. For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $51,767 and $80,123, respectively, and general and administrative expense reimbursements of $23,255 and $45,485, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1994 and 1995 were $27,151 and $51,825, respectively.


Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:



                             1994      %       1995      %
                          ----------  ----  ----------  ----
Gibson Greetings, Inc.    $2,981,045   81%  $2,981,045   84%
AT&T Corporation             228,853    6      229,072    7
New Valley Corporation       318,061    9      183,835    5
Hughes Markets, Inc.         143,889    4      143,889    4
                          ----------  ---   ----------  ---
                          $3,671,848  100%  $3,537,841  100%
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

The lease provides for a feasibility period through September 30, 1995 which is extendable through December 31, 1995 followed by an initial term of 16 years. If, during the feasibility period, Sports & Recreation is unable to meet conditions necessary to retrofit the facility to its specifications or obtain certain approvals from the municipal authorities, it has the right to terminate the lease. During the feasibility period, the Partnership and CPA(R):2 will reimburse Sports & Recreation for certain planning costs up to a maximum of $24,000. Sports & Recreation will incur all costs of retrofitting the facility; however, the Partnership and CPA(R):2 will reimburse Sports & Recreation for the cost of replacing the HVAC system and installing a new roof and drainage system.

During the 16 year lease term, which is scheduled to commence at the end of the feasibility period, annual rentals will initially be $308,750 (of which the Partnership's share is approximately $187,750) during the first five lease years with stated increases every five years thereafter. Sports & Recreation has not yet indicated whether it will extend the lease beyond the feasibility period and there is no assurance that Sports & Recreation will lease the property after the feasibility period.


Note 6.  The Leslie Fay Company:
         ----------------------

During 1991, The Leslie Fay Company ("Leslie Fay") informed the Partnership that it was exercising an option to purchase its leased property from the Partnership as of April 30, 1992. Under the lease's purchase option, Leslie Fay's purchase exercise price was to be the greater of $9,400,000, the Partnership's purchase price for the property in 1982, or the fair market value of the property as impacted by the lease as of the option exercise date. The process of determining the fair market value was underway when Leslie Fay filed suit to ask the court to intervene in order to determine the contractual interpretation of fair value. The court ruled in favor of the Partnership and the ruling was upheld on appeal by the Pennsylvania Superior and Supreme Courts. Leslie Fay also filed a second lawsuit seeking to transfer the property and other benefits of ownership. In connection with this second suit, the court ordered Leslie Fay to pay $7,200,000 to the Partnership as partial payment for the purchase of the Leslie Fay property, post a surety bond for $15,000,000 and to continue making its monthly payments of $190,516 to the Partnership, for application of such payments to the ultimate purchase price. For financial reporting purposes, the $7,200,000 payment and all subsequent monthly payments have been recorded as installment payments. In addition, Leslie Fay would be entitled to interest on its monthly installments and the Partnership would be entitled to interest on the difference between the ultimate purchase price and the initial deposit of $7,200,000 upon resolution of the second suit.

On April 5, 1993, Leslie Fay filed a voluntary petition under Chapter 11 of the United Bankruptcy Code and continued to make monthly payment to the Partnership for the period subsequent to the filing of the petition; however, Leslie Fay and the Partnership agreed, effective January 1, 1995, to reduce the monthly payment to $65,000. Since the filing of the voluntary petition, Leslie Fay and the Partnership have made a series of claims and counterclaims; however, Leslie Fay, the Partnership, the surety company and the Official Committee of Unsecured Creditors of Leslie Fay signed and entered into a compromise and settlement agreement in July 1995 which has been presented to the bankruptcy court for its approval on August 7, 1995. The bankruptcy court has not yet made a ruling on the compromise and settlement agreement. Upon receiving approval of the compromise and settlement agreement, Leslie Fay will be obligated to obtain dismissal with prejudice of all of its lawsuits filed against the Partnership.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Under the compromise and settlement agreement, the surety company would pay the Partnership $5,250,000 plus interest at the prime rate from April 15, 1995 through the date of payment, from which the Partnership would make a lump sum payment to Leslie Fay of $250,000. The Partnership's bankruptcy claim against Leslie Fay would be reduced to $2,650,000 and allowed as an unsecured creditor's claim. There can be no assurance as to what the ultimate value of the unsecured claim will be. In addition, the Partnership will keep the aggregate installment payments from Leslie Fay of $13,470,601 as of June 30, 1995, all net interest due to Leslie Fay on the installment payments which aggregates $382,706 would be waived and the Partnership would retain ownership of the property with Leslie Fay continuing to pay $65,000 per month until the later of September 30, 1995 or when it surrenders and vacates the property.

The affiliate which manages the Partnership has excluded all payments from Leslie Fay since April 30, 1992 from the management fee as all installments were initially intended to be applied to the Leslie Fay purchase price and, therefore, not subject to the management fee. The affiliate, pursuant to the Amended Agreement of Partnership, would be entitled to management fees on all monthly installment amounts collected to the extent such funds no longer apply to the sale of the property. Such additional management fee would aggregate approximately $314,000 but would be reduced by the application of any additional expenses incurred by the Partnership in connection with the execution of the compromise and settlement agreement. In the event that the agreement is approved, the Partnership intends to hold the property for sale and would reevaluate the property's residual value as the current value is based on the minimum sales price pursuant to the original purchase option rather than local market values. There is no assurance that the bankruptcy court will approve the agreement. In the event the bankruptcy court does not approve the compromise and settlement agreement, the four parties to the agreement would need to pursue an alternative resolution. The Partnership is also considering seeking additional litigation remedies from the title insurer which insured title to the Leslie Fay property.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
----------------------

   Net income increased by $166,000 and $71,000 for the three-month and six-month periods ended June 30, 1995, respectively, as compared with the three-month and six-month periods ended June 30, 1994. The results for the six-month period ended June 30, 1995 benefitted from a $48,000 nonrecurring item resulting from an allowance negotiated for an account payable which had been accrued for the full amount at December 31, 1994. The increase for the three-month period ended June 30, 1995 was due to a decrease in interest and property expenses and an increase in other interest income. These items were partially offset by a decrease in lease revenues. The decrease in interest expense was due to the payoff of $1,320,000 of mortgage debt in the first fiscal quarter and declining mortgage balance of the Partnership's remaining nonrecourse mortgage obligation. Property expense declined due to higher costs incurred in 1994 in connection with the assessment of liquidity alternatives, however, the Partnership incurred higher costs for the current period in connection with reaching a possible resolution of the Partnership's dispute with The Leslie Fay Company ("Leslie Fay") and for carrying costs for an unleased property in Reno, Nevada. Other interest income increased due to higher rates on short-term money market instruments; however, such rates have since moderated. The decrease in lease revenue is due to the termination of the Partnership's lease with New Valley Corporation ("New Valley") in December 1994 for the Reno property.

   Net of the effect of the nonrecurring amounts, net income for the six-month period ended December 31, 1995 would have reflected an increase of $23,000 over the six-month period ended June 30, 1994. The Partnership benefitted from the same items as described above; however, their effect was more pronounced on the fiscal quarter ended June 30, 1995 than on the six-month period ended as of that date. The six-month results were also impacted by the loss of lease revenue from the Reno property and an increase in general and administrative costs due to higher occupancy charges on the rent cost sharing agreement in the first quarter of 1995.



Financial Condition:
--------------------

   There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $6,958,000 and cash provided from operating and investing activities will be sufficient to pay distributions to partners and meet principal payment installment obligations on the Partnership's remaining nonrecourse mortgage loan collateralized by three properties leased to Gibson Greetings, Inc. ("Gibson"). For the six-month period ended June 30, 1995, cash flows from operating and financing activities were sufficient to fund quarterly distributions to partners. During the first quarter, the Partnership satisfied its obligations on three mortgage loans by using approximately $1,320,000 of its cash reserves to prepay three loans. Management determined it was prudent to reduce cash balances to pay off debt which incurred higher rates of interest than the rate of interest that could be earned by investing cash in money market instruments.

   As more fully described in Note 6 to the Financial Statements, the Partnership, subject to the approval of the bankruptcy court and certain other conditions, will receive a substantial settlement from Leslie Fay and will hold the Leslie Fay property as available for sale after Leslie Fay surrenders the property to the Partnership. Although there can be no assurance that the settlement will be approved, the Partnership will net approximately $4,685,000 after expenses on the payment from a surety bond. In addition, as a result of the terminations of the New Valley leases for the Reno and Moorestown properties in December 1994 and May 1993, respectively, pursuant to New

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



Financial Condition, continued:
-------------------------------

Valley's petition of voluntary bankruptcy, the Partnership anticipates that it will receive a payment of its claim against New Valley; however, the amount of such payment by New Valley to the Partnership has not yet been determined, even though New Valley's reorganization has been approved by the bankruptcy court.

   To the extent that Sports & Recreation, Inc. is able to meet the conditions necessary to retrofit the Moorestown property for use as a retail store, the Partnership will be committed to pay its share of costs for rehabilitation of the roof and heating, ventilation and air conditioning systems. Although such costs are still in the process of being determined, Management believes that such costs can be funded from existing cash reserves, if necessary. As the Moorestown property is unencumbered by mortgage debt, the Partnership would have the option of using debt financing to fund improvements; however, the Partnership does not currently intend to pursue any additional debt financing. The Partnership is in the process of remarketing the Hughes Market, Inc. ("Hughes") property which lease expires in 1996. The Partnership is in the discussion stage with a potential long-term tenant and has also entered into preliminary discussions with Hughes regarding a short-term extension. Lease revenue from Gibson represents 84% of the Partnership lease revenues. Accordingly, any adverse changes in Gibson's financial condition may significantly affect the Partnership's future operating cash flow. Gibson has publicly announced that it will consider being acquired by another company; however, the Partnership is not a party to any discussions nor has it had any communications with Gibson in regard to that matter. It is currently expected that Gibson will meet all of its obligations under its lease which initial term expires in 2002.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)   Exhibits:

           None

     (b)   Reports on Form 8-K

           During the quarter ended June 30, 1995, the Partnership was not required to file any reports on Form 8-K.

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


                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

                                 By:  W.P. CAREY & CO., INC.



             08/9/95             By:   /s/ Claude Fernandez
          -------------               ------------------------------
              Date                       Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             08/9/95             By:   /s/ Michael D. Roberts
           -----------                -------------------------------
              Date                       Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)