Form 10-Q
period 1995-09-30
CORPORATE PROPERTY ASSOCIATES 3
filed 1995-11-13
CIK 350745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                 SEPTEMBER 30, 1995
 ended                   ---------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number               0-10322
                                     -------

                        CORPORATE PROPERTY ASSOCIATES 3
                        -------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                   94-2708080
         ----------                                   ----------
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                 10020
----------------------------------------                 -----
(Address of principal executive offices)               (Zip Code)

                                (212)  492-1100
                                ---------------
             (Registrant's telephone number, including area code)


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

                                                  Yes [X]         No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                 Yes [_]         No [_]

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------

      PART I
      ------

      Item 1. - Financial Information*

                Balance Sheets, December 31, 1994 and
                September 30, 1995                               2

                Statements of Income for the three and nine
                months ended September 30, 1994 and 1995         3

                Statements of Cash Flows for the nine
                months ended September 30, 1994 and 1995         4

                Notes to Financial Statements                   5-6

      Item 2. - Management's Discussion of Operations           7-8


      PART II
      -------

      Item 6. - Exhibits and Reports on Form 8-K                 9

      Signatures                                                10



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS


                                               December 31,   SEPTEMBER 30,
                                                   1994            1995
                                               -------------  --------------
                                                  (Note)       (UNAUDITED)
            ASSETS:
     Land and buildings, net of
         accumulated depreciation of
         $976,612 at December 31, 1994 and
         $1,126,984 at September 30, 1995       $ 4,793,315     $ 4,642,943
     Net investment in direct
         financing leases                        33,415,760      33,415,310
     Real estate held for sale                    9,400,000       2,000,000
     Cash and cash equivalents                    8,851,419      12,057,804
     Accrued interest and  rents receivable         524,060         538,746
     Other assets                                    64,971         224,068
                                                -----------     -----------

             Total assets                       $57,049,525     $52,878,871
                                                ===========     ===========


            LIABILITIES:
     Mortgage notes payable                     $15,624,196     $13,386,670
     Accrued interest payable                       351,372         111,556
     Accounts payable and accrued expenses          428,778          93,050
     Accounts payable to affiliates                                 441,112
     Prepaid rental income                           38,695
     Purchase installments                       13,080,601
                                                -----------

             Total liabilities                   29,523,642      14,032,388
                                                -----------     -----------


            PARTNERS' CAPITAL:
     General Partners                                46,541         272,953

     Limited Partners (66,000 Limited
     Partnership Units issued and
     outstanding)                                27,479,342      38,573,530
                                                -----------     -----------
             Total partners' capital             27,525,883      38,846,483
                                                -----------     -----------

             Total liabilities and
               partners' capital                $57,049,525     $52,878,871
                                                ===========     ===========


       The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)



                       STATEMENTS OF INCOME (UNAUDITED)



                                                Three Months Ended                      Nine Months Ended
                                      September 30, 1994  SEPTEMBER 30, 1995  September 30, 1994  SEPTEMBER 30, 1995
                                      ------------------  ------------------  ------------------  ------------------

Revenues:
        Interest from direct
         financing leases                     $1,763,897          $1,696,972          $5,291,856          $5,090,924
        Rental income from
         operating leases                         71,945              71,945             215,834             215,834
        Other interest income                      7,289             124,200              35,877             188,402
        Other income                               4,579                                   4,579              47,997
                                              ----------          ----------          ----------          ----------
                                               1,847,710           1,893,117           5,548,146           5,543,157
                                              ----------          ----------          ----------          ----------

Expenses:
        Interest on mortgages                    396,315             337,081           1,214,732           1,063,682
        Depreciation                              39,729              50,124             119,188             150,372
        General and administrative                77,780              95,340             231,581             284,441
        Property expense                         435,303             164,323           1,040,556             683,516
        Amortization                               5,601               5,601              16,804              16,804
                                              ----------          ----------          ----------          ----------
                                                 954,728             652,469           2,622,861           2,198,815
                                              ----------          ----------          ----------          ----------
           Income before gain
           on settlement                         892,982          1,240,648            2,925,285           3,344,342

        Gain on settlement                   __________          11,499,176           __________          11,499,176
                                                                -----------                              -----------


           Net income                         $  892,982        $12,739,824           $2,925,285         $14,843,518
                                              ==========        ===========           ==========         ===========


Net income allocated
        to General
        Partners                              $   17,860        $   254,796           $   58,506         $   296,870
                                              ==========        ===========           ==========         ===========

Net income allocated
        to Limited
        Partners                              $  875,122        $12,485,028           $2,866,779         $14,546,648
                                              ==========        ===========           ==========         ===========


Net income per Unit
        (66,000 Limited
        Partnership Units)                        $13.26            $189.16               $43.44             $220.40
                                                  ======           =======                ======             =======

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)



                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                 Nine Months Ended
                                                                   September 30,
                                                            ---------------------------
                                                                1994          1995
                                                            ------------  -------------
  Cash flows from operating activities:
        Net income                                          $ 2,925,285   $ 14,843,518
        Adjustments to reconcile net income to
          net cash provided by operating activities:
          Depreciation and amortization                         135,992        167,176
          Other noncash items                                     6,700            450
          Writedown to net realizable value                                  7,400,000
          Installments received in prior periods                           (13,080,601)
          Net change in operating assets and liabilities        398,506       (363,714)
                                                            -----------   ------------

            Net cash provided by operating activities         3,466,483      8,966,829
                                                            -----------   ------------

  Cash flows from investing activities:
        Payments received in connection with
          exercise of purchase option                         1,714,647
                                                            -----------

            Net cash provided by investing activities         1,714,647
                                                            ------------

  Cash flows from financing activities:
        Distributions to partners                            (3,491,266)    (3,522,918)
        Prepayment of mortgage notes payable                                (1,320,347)
        Payments on mortgage principal                       (1,077,050)      (917,179)
                                                            -----------   ------------

            Net cash used in financing activities            (4,568,316)    (5,760,444)
                                                            -----------   ------------


             Net increase in cash and cash equivalents          612,814      3,206,385

          Cash and cash equivalents, beginning of period      8,027,612      8,851,419
                                                            -----------   ------------

             Cash and cash equivalents, end of period       $ 8,640,426   $ 12,057,804
                                                            ===========   ============

  Supplemental disclosure of cash flows information:

               Interest paid                                $ 1,223,260   $  1,080,275
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


  Note 2.  Distributions to Partners:
           -------------------------

  Distributions declared and paid to partners during the nine months ended September 30, 1995 are summarized as follows:


Quarter Ended          General Partners  Limited Partners  Per Limited Partner Unit
---------------------  ----------------  ----------------  ------------------------
  December 31, 1994          $23,356          $1,144,440             $17.34
                             =======          ==========             ======
  March 31, 1995             $23,423          $1,147,740             $17.39
                             =======          ==========             ======
  June 30, 1995              $23,679          $1,160,280             $17.58
                             =======          ==========             ======

  A distribution of $17.81 per Limited Partner Unit for the quarter ended September 30, 1995 was declared and paid in October 1995. In addition, a special distribution of $120 per Limited Partner Unit was declared and paid in October 1995.

  Note 3.  Transactions with Related Parties:
           ---------------------------------

  For the three-month and nine-month periods ended September 30, 1994, the Partnership incurred management fees of $48,579 and $140,219 respectively, and general and administrative expense reimbursements of $21,367 and $64,804, respectively. For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $407,817 and $487,940 (also see Note 5), respectively, and general and administrative expense reimbursements of $26,452 and $71,937, respectively.

  The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1994 and 1995 were $34,696 and $71,514, respectively.


  Note 4.  Industry Segment Information:
           ----------------------------

  The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1994 and 1995, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                               1994      %       1995      %
                            ----------  ----  ----------  ----
  Gibson Greetings, Inc.    $4,471,567   82%  $4,471,567   84%
  AT&T                         343,321    6      343,657    7
  New Valley Corporation       476,968    8      275,700    5
  Hughes Markets, Inc.         215,834    4      215,834    4
                            ----------  ---   ----------  ---
                            $5,507,690  100%  $5,306,758  100%
                            ==========  ===   ==========  ===

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



  Note 5.  Gain on Settlement:
           ------------------

  During 1991, The Leslie Fay Company ("Leslie Fay") informed the Partnership that it was exercising an option to purchase its leased property from the Partnership as of April 30, 1992. Under the purchase option in the lease, Leslie Fay's purchase exercise price was to be the greater of $9,400,000, the Partnership's purchase price for the property in 1982, or the fair market value of the property as impacted by the lease as of the option exercise date. The process of determining the fair market value was underway when Leslie Fay filed suit to ask the court to intervene in order to determine the contractual interpretation of fair value. The court ruled in favor of the Partnership and the ruling was upheld on appeal by the Pennsylvania Superior and Supreme Courts. Leslie Fay also filed a second lawsuit seeking to transfer the property and other benefits of ownership. In connection with this second suit, the court ordered Leslie Fay to pay $7,200,000 to the Partnership as partial payment for the purchase of the Leslie Fay property, post a surety bond for $15,000,000 and to continue making its monthly payments of $190,516 to the Partnership, for application of such payments to the ultimate purchase price. Effective January 1, 1995, the monthly payment was reduced to $65,000. For financial reporting purposes, the $7,200,000 payment and all subsequent monthly payments were recorded as installment payments at the time such payments were received by the Partnership. In addition, Leslie Fay would be entitled to interest on its monthly installments and the Partnership would be entitled to interest on the difference between the ultimate purchase price and the initial $7,200,000 payment upon resolution of the second suit.

  On April 5, 1993, Leslie Fay filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code and continued to make monthly payments to the Partnership for the period subsequent to the filing of the petition. Subsequent to the bankruptcy filing, Leslie Fay and the Partnership made a series of claims and counterclaims; however, Leslie Fay, the Partnership, the surety company and the Official Committee of Unsecured Creditors of Leslie Fay signed and entered into a compromise and settlement agreement in July 1995 which was intended to resolve the dispute between Leslie Fay and the Partnership. The agreement was presented to the bankruptcy court on August 7, 1995 and subsequently approved.

  In connection with the compromise and settlement agreement, on August 29, 1995, the Partnership received $5,250,000 plus interest of $174,149, from the surety company and, in turn, made a lump sum payment to Leslie Fay of $250,000. In addition to the payment from the surety company, under the agreement the Partnership unconditionally retained ownership of the property as well as the aggregate installment payments received from Leslie Fay of $13,665,601, consisting of the initial payment of $7,200,000 and $6,465,601 of monthly payments.

  The Partnership is currently seeking to sell the property. As the fair value of the property is no longer impacted by the Leslie Fay lease, the Partnership has reevaluated the estimated net realizable value of the property, net of anticipated selling costs, to $2,000,000 and recognized a noncash charge of $7,400,000 on the writedown.

  In connection with the settlement, the Partnership has recognized a gain of $11,499,176, which consists of aggregate net cash received from Leslie Fay and the surety company of $18,839,750 and the waiving of the $382,706 interest obligation that had been accrued on the Leslie Fay monthly payments, offset by the writedown to net realizable value of $7,400,000 and aggregate management fees, payable to an affiliate, of $323,280 on monthly payments received from Leslie Fay. Under the compromise and settlement agreement, Leslie Fay is required to obtain dismissals with prejudice of all of its suits filed against the Partnership, and the Partnership's bankruptcy claim against Leslie Fay, as an unsecured creditor, has been reduced to $2,650,000. The Partnership does not expect to realize the full amount of the bankruptcy claim. The Partnership is still considering whether it will seek additional litigation remedies from the title insurer which insured title to the Leslie Fay property.

  As a result of the settlement, a special distribution of $120 per Limited Partner Unit ($7,920,000) was declared and paid in October 1995. In addition, a special distribution of $50 per Limited Partner Unit ($3,300,000) was paid in 1992 subsequent to the receipt of the $7,200,000 installment from Leslie Fay.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



  Results of Operations:
  ---------------------

          Net income increased by $11,847,000 and $11,918,000 for the three-month and nine-month periods ended September 30, 1995 as compared with the three-month and nine-month periods ended September 30, 1994. $11,499,000 of the increase was due to the gain on settlement resulting from the resolution of the Partnership's dispute with The Leslie Fay Company ("Leslie Fay") which is more fully described in Note 5 to the Financial Statements. Net of the effects of this nonrecurring item, income would have reflected increases of $348,000 and $419,000 for the three-month and nine-month periods ended September 30, 1995, respectively. The increases for both the three-month and nine-month periods were due to decreases in interest and property expenses and to an increase in other interest income. The decrease in interest expense resulted from the payoff of $1,320,000 of three mortgage loans in the first quarter of 1995 and the continuing amortization of the Partnership's remaining nonrecourse mortgage loan encumbered by the properties leased to Gibson Greetings, Inc. ("Gibson"). During the nine-month period ended September 30, 1995, the scheduled principal payments on the Gibson mortgage loan represented 6% of the remaining balance of the loan. The decrease in property expenses was due to the costs incurred in 1994 in connection with the Partnership's assessment of its liquidity alternatives. Other interest income increased as the result of resolution of the Leslie Fay dispute - prior to the settlement with Leslie Fay, the net interest earned or due on the installments was recorded as a component of other interest income and, based on the net obligation to Leslie Fay, had reduced interest income. For the three-month and nine-month periods, lease revenues reflected a moderate decrease due to the termination of the lease with the New Valley Corporation ("New Valley") in December 31, 1994 for a property in Reno, Nevada. The Partnership is continuing its efforts to remarket the Reno property.

          In April 1995, the Partnership and Corporate Property Associates 2 ("CPA(R):2"), an affiliate, which own as tenants-in-common a property in Moorestown, New Jersey and formerly leased to New Valley entered into a lease with Sports & Recreation, Inc. ("Sports & Recreation"). The Sports & Recreation lease provides for a feasibility period which has been extended to December 31, 1995. Sports & Recreation is continuing to apply for the necessary regulatory approvals and is in the process of obtaining construction bids for the retrofitting of the property for conversion to a retail store.
  If the necessary approvals are ultimately received, the Partnership would initially receive annual rentals of approximately $188,000. If retrofitting proceeds, the Partnership and CPA(R):2 have an obligation to reimburse Sports & Recreation for the cost of replacing the heating, ventilation and air conditioning systems and installing a new roof and drainage system. There is no assurance that Sports & Recreation will exercise its option at the end of the feasibility period. If such option is exercised, the initial term of the lease will be sixteen years.

          The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an affiliate, own a property in Los Angeles, California leased to Hughes Markets, Inc. ("Hughes") which lease expires in April 1996. Although the Partnership and CPA(R):4 are actively remarketing the property, they are also negotiating an eighteen month lease extension with Hughes. Effective November 1, 1995, the Partnership's share of annual revenues will increase by $17,000 from a scheduled increase with Hughes.

  Financial Condition:
  -------------------

          Since December 31, 1994, the Partnership's capital has increased substantially as the result of the gain on the settlement of the dispute with Leslie Fay. In connection with the settlement, including the receipt of a lump sum payment of $5,000,000 plus interest, a special return of capital distribution of $120 per Limited Partner Unit ($7,920,000) was declared and paid in October 1995. Including this special distribution, the Partnership has made special distributions of $250 per Limited Partnership Unit, representing 50% of the initial cost of a Limited Partnership Unit, in addition to paying regular quarterly distributions. Management believes that its cash balances

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)


          Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
          ----------------------------------------------------------



  Financial Condition (continued):
  -------------------------------

  of $4,138,000 (representing the balance of $12,058,000 at September 30, 1995 adjusted for the subsequent payment of the special distribution) and cash from operating activities will be sufficient to meet the Partnership's cash requirements which currently consist of paying quarterly distributions and meeting scheduled mortgage principal payments.

          For the nine-months ended September 30, 1995, cash from operating activities, as adjusted for the nonrecurring benefit of the $5,174,000 lump sum payment received on settlement, was sufficient to fund quarterly distributions to partners of $3,523,000. Management intends to provide future increases in the Partnership's distribution rate (the ratio of distributions to Limited Partner Adjusted Capital of $250 per Unit), however, the gross amount of such distributions are not expected to exceed the levels achieved prior to distributions of proceeds from the Leslie Fay settlement. During the first quarter of 1995, the Partnership used $1,320,000 of its cash reserves to prepay three mortgage loans. Because the rates of interest on mortgage obligations are greater than the rates of interest available for short-term money market instruments, Management believes that it is appropriate for the Partnership to use a portion of its cash reserves to prepay mortgages periodically or to pay a portion of scheduled principal payment requirements. Although there is a possibility that the Partnership and CPA(R):4 may need to incur carrying costs on the Hughes property, there is a reasonable probability that the lease will be extended until late 1997 which would give the Partnership the opportunity to minimize any period of vacancy which might occur after the extension term. The Partnership is actively seeking a buyer for the property in Wilkes-Barre, Pennsylvania formerly leased to Leslie Fay. Such a sale would be expected to contribute an additional $2,000,000 to the Partnership's cash reserves if a sale can be consummated in the near future. As a result of the terminations of the Reno and Moorestown leases in December 1994 and May 1993, respectively, pursuant to New Valley's bankruptcy petition, the Partnership anticipates that it will ultimately receive a cash settlement of its claim against New Valley. Even though New Valley's reorganization has been approved, the amount of such payment is still being negotiated and subject to approval by the bankruptcy court. The Partnership also expects to receive a settlement of its bankruptcy claim against Leslie Fay; however, the amount of such settlement and its receipt by the Partnership cannot yet be determined. To the extent that Sports & Recreation commences retrofitting the Moorestown property, the Partnership will have a commitment to reimburse certain costs as described above. Management believes that its share of such reimbursement can be funded from existing cash reserves.

          The Partnership and CPA(R):2 own three properties as tenants-in-common which are leased to Gibson pursuant to a master lease. In connection with Gibson's proposed sale of a subsidiary, Gibson has entered into negotiations with the Partnership and CPA(R):2 to sever a property in Memphis, Tennessee from the master lease. Under a current proposal, Gibson would make a lump sum payment of $12,200,000 to the Partnership and CPA(R):2 (of which the Partnership's share is expected to be $8,723,000) in exchange for agreeing to modify the master lease and releasing Gibson from its lease obligation on the Memphis property. Under the proposed lease modification, Gibson would continue to lease the properties in Cincinnati, Ohio and Berea, Kentucky with the initial term extended from January 2002 to November 2013. The annual rent would initially be $3,100,000 (of which the Partnership's share is expected to be approximately $2,367,000) with scheduled rent increases of 20% every five years. Gibson would also be granted options to purchase its leased properties with such options exercisable in 2005 and 2010. In addition, the company which is negotiating to purchase the Gibson subsidiary has agreed in principle to enter into a ten year lease with the Partnership and CPA(R):2 for the Memphis property at an annual rental of $1,500,000 (of which the Partnership's share is expected to be approximately $1,145,000). The Partnership's share of annual rentals under the existing lease on the three properties is $5,963,000. The Partnership and CPA(R):2 currently plan to use the lump sum payment to payoff the mortgage loan on the Gibson properties which of which the Partnership's share of the outstanding balance is currently $13,190,000. The Partnership is in the process of arranging financing which will be used to payoff its share of the Gibson mortgage loan. There is no assurance that the proposed transactions will be completed. The proposed transactions are not expected to have any current impact on the Partnership's distribution rate.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)



                                    PART II
                                    -------



  Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
  ------------------------------------------

       (a)  Exhibits:

            None

       (b)  Reports on Form 8-K

            During the quarter ended September 30, 1995, the Partnership filed a report on Form 8-K dated September 29, 1995 for
            Item 2., Acquisition or Disposition of Assets.

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



                11/10/95            By:   /s/ Claude Fernandez
              --------------             ------------------------------
                  Date                   Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



                11/10/95            By:   /s/ Michael D. Roberts
              --------------             -------------------------------
                  Date                   Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)