Form 10-K405
period 1995-12-31
CORPORATE PROPERTY ASSOCIATES 3
filed 1996-04-10
CIK 350745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended  DECEMBER 31, 1995
                              ------------------------------------------------

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

                        CORPORATE PROPERTY ASSOCIATES 3
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       CALIFORNIA                                      94-2708080
- -------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK               10020
- -------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (212) 492-1100
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class        Name of each exchange on which registered

                NONE                                       NONE
- --------------------------------   -------------------------------------------

- --------------------------------   -------------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
- -------------------------------------------------------------------------------
                               (Title of Class)


- -------------------------------------------------------------------------------
                               (Title of Class)

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

  Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of Registrant:
There is no active market for Limited Partnership Units.

                                    PART I
                                    ------
Item 1.  Business.
         ---------

        Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on November 7, 1980. The General Partners of Registrant are W.P. Carey & Co., Inc. (the "Corporate General Partner" or "W.P. Carey") and William Polk Carey (the "Individual General Partner"). The Corporate General Partner, the Individual General Partner and/or affiliates are also the General Partners of affiliates of Registrant, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"), the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with Carey Corporate Property Management Company ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated July 31, 1981, as supplemented by Supplements dated December 9, 1981, January 8, 1982 and February 10, 1982, filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 and such Prospectus and such Supplements are incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

        Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES .

        The properties owned by Registrant are described in Properties in Item
2. Registrant's entire net proceeds from the public offering, less any return of capital and the working capital reserve have been fully invested in net leased commercial and industrial real estate since June 1, 1983, the date of Registrant's final real estate acquisition.

        For the year ended December 31, 1995, revenues from properties occupied by Gibson Greetings, Inc. ("Gibson") amounted to 81% of the total operating revenues of Registrant. No other property owned by Registrant accounted for 10% or more of its total operating revenues during 1993. See Note 9 to the Financial Statements in Item 8.

        Except for an untenanted property in Reno, Nevada, all of Registrant's properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters relating to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the lease, Registrant has contingent property and liability insurance for its leased properties and primary property and liability coverage on the Moorestown and Reno properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Presently there are no claims pending for property damages or liability claims.

        As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. As discussed in Registrant's Management's Discussion and Analysis in Item

7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. During the year ended December 31, 1995, lease terms were modified or the Registrant's lease with Gibson. In addition, the Company entered into a lease on a property in Moorestown, New Jersey and agreed to a settlement with Leslie Fay Company ("Leslie Fay"). Other than Registrant's lease with Hughes Markets, Inc. ("Hughes") which represents approximately 4% of Registrant's rental income and expires in 1996, all of Registrant's lease terms expire between 2001 and 2013 and provide for renewal terms.

        As Registrant has generally invested in properties which are occupied by a single corporate tenant and subject to long-term leases with such lease obligations backed by the credit of the corporate lessee, most of Registrant's properties have not been greatly affected by competitive conditions of local and regional real estate markets. Competitive conditions of such markets have become more significant due to the vacancy of the Reno, Nevada and the anticipated expiration of the lease with Hughes for a property in Los Angeles, California. Registrant is in discussions regarding a lease extension with Hughes. In selecting real estate investments, Registrant's strategy was to identify properties which included operations of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Registrant believes that this strategy reduces its exposure to the competitive conditions of the local and regional real estate markets. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

        In April 1995, Registrant entered into a lease with Sports & Recreation, Inc. ("Sports & Recreation") for Registrant's property in Moorestown, New Jersey which it owns as a tenant-in-common with CPA(R):2 . Sports & Recreation is currently retrofitting the building for use as retail store. At the earlier of May 1, 1996 or the end of the construction period, a 16 year lease term will commence. Registrant's share of annual rentals will be $187,750 during the first five lease years with stabled increase every five years thereafter. Registrant and CPA(R):2 have an obligation to reimburse Sports & Recreation for the costs of replacing the heating, ventilation, and air conditioning systems and installing a new roof and drainage system. Registrant's share of such costs is estimated to be approximately $455,000.


        In November 1995, Registrant and CPA(R):2 which own three properties leased to Gibson agreed to restructure the Gibson lease and consented to severing one of the properties from the master lease and entered into a new lease for such property with Cleo, Inc. ("Cleo"). In connection with consenting to the restructuring, Registrant received a one-time lump sum payment of $8,723,000. As amended, Gibson's lease for the two remaining properties in Berea, Kentucky and Cincinnati, Ohio have been extended through November 2013 from January 2002. Registrant's share of annual rents on the two remaining properties will be approximately $2,367,000 with a 20% increase every five years. In addition, Gibson has purchase options to purchase either or both of its leased properties in 2005 and 2010. The Cleo lease for the property formerly leased to Gibson in Memphis, Tennessee provides for a ten year lease term with a rent increase in January 2001. Registrant's current share of annual rentals is $1,145,000. Although annual rentals from the three properties decreased as a result of the modification of the leases, cash flow will increase as a mortgage loan which was collateralized by the three properties was paid off at the time the modification agreement was executed.

        In September 1995, the United States Bankruptcy Court approved a compromise and settlement agreement to settle Registrant's dispute with The Leslie Fay Company ("Leslie Fay"). Under the agreement Leslie Fay was released from its lease agreement with Registrant for the property, leased in Wilkes Barre, Pennsylvania and the purchase option was rescinded. In reaching such settlement, Registrant received a payment of $5,000,000 plus interest of $174,149 from a surety company which provided coverage to Leslie Fay. In addition, Registrant retained (i) a lump sum deposit of $7,200,000 it received from Leslie Fay in 1992 plus monthly installments $6,465,601 which had been received from Leslie Fay during the period of the dispute, and (ii) ownership of the property. Registrant sold the property in January 1996.

        Registrant has entered into discussion with Hughes regarding a two-year lease extension; however, there is no assurance that an extension will be executed. Registrant voluntarily contracted for Phase I environmental reviews of all of its properties in 1993. Registrant believes, based on the results of such reviews and Phase II environmental reviews of certain of its properties in 1994, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Phase II reviews were only performed on certain properties based on the recommendations of the Phase I reviews. Portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In many instances, tenants are actively engaged in the remediation process and addressing identified conditions. For those conditions which were identified, Registrant advised its tenants of such findings and of their obligations to perform additional investigations and any required remediation. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties. Accordingly, Management believes that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

        Registrant does not have any employees. The Corporate General Partner of Registrant together with its affiliates employ twelve individuals who perform accounting, secretarial and transfer services for Registrant. Gemisys, Inc. performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services to Registrant.



Item 2.  Properties.

     LEASE                                                 TYPE OF OWNERSHIP
    OBLIGOR             TYPE OF PROPERTY   LOCATION            INTEREST
- ----------------------  -----------------  ---------------  -----------------

GIBSON GREETINGS,       Land and Manufac-  Cincinnati,      Ownership of a
INC.                    turing/Warehouse   Ohio and         71.5% interest
                        Buildings - 2      Berea, Kentucky  in land and
                        locations                           buildings


CLEO, INC.              Land and Manufac-  Memphis,         Ownership of a 71.5%
                        turing/Warehouse   Tennessee        interest in land and
                        Building                            building


NEW VALLEY              Land and           Bridgeton,       Ownership of an
CORPORATION             Centralized        Missouri         approximate 61%
                        Telephone Bureau                    interest in land
                                                            and building


SPORTS &                Land and           Moorestown,      Ownership of an
RECREATION, INC.        Building           New Jersey       approximate 61%
                                                            interest in land
                                                            and building


 (1)                    Land and           Reno, Nevada     Ownership of an
                        Building                            approximate 61%
                                                            interest in land
                                                            and building


HUGHES MARKETS,         Land and Dairy    Los Angeles,      Ownership of an
INC.                    Processing        California        approximate
                        Facility                            16.76% interest
                                                            in land and
                                                            building


AT&T CORPORATION        Land and a        Bridgeton,        Ownership of an
                        Computer Center   Missouri          approximate 61%
                                                            interest in land
                                                            and building


(1) This property is vacant.

The material terms of Registrant's leases with its significant tenants are
summarized in the following table:             ---

                              Partnership's
                                Share                     Current         Lease                              Terms of
Lease                         of Current     Square       Rent Per     Expiration   Renewal   Ownership      Purchase     Gross
Obligor                      Annual Rents   Footage      Sq.Ft.(1)      (Mo/Year)    Terms     Interest       Option    Costs (2)
- ---------------------------  ------------  ----------  --------------  -----------  -------  ------------   ----------  -----------

Gibson                         $2,366,571   1,194,840       2.59        11/2013     YES      71.5%         Fair         $9,304,694
Greetings,                                                                                   interest;     market
Inc.                                                                                         remaining     value as
                                                                                             interest      encumbered
                                                                                             owned         by the
                                                                                             by            lease
                                                                                             Property
                                                                                             Associates
                                                                                             Corporate
                                                                                             2("CPA(R):2")

Cleo, Inc.                      1,145,400   1,006,566         1.49        12/2005   YES      71.5%         The           7,896,281
                                                                                             interest;     greater of
                                                                                             remaining     fair
                                                                                             interest      market
                                                                                             owned by      value
                                                                                             CPA(R):2      capped at
                                                                                             by the        $11,618,750
                                                                                             lease         or $10,725,000


New Valley                        372,987      78,080         7.86        11/2001   YES      61%           N/A           3,586,847
Corporation                                                                                  interest;
                                                                                             remaining
                                                                                             interest
                                                                                             owned
                                                                                             by CPA(R):2

AT&T                              453,422      55,810        13.37        11/2001   YES      61%           N/A           4,503,970
Corporation                                                                                  interest;
                                                                                             remaining
                                                                                             interest
                                                                                             owned
                                                                                             by CPA(R):2

Hughes                            305,045     390,000         4.67        04/1996   YES      16.76%        N/A           1,969,927
Markets Inc.                                                                                 interest;
                                                                                             remaining
                                                                                             interest owned
                                                                                             by Corporate
                                                                                             Property
                                                                                             Associates 4


Sports &                          187,750 (3)  74,066         4.17         5/2012   YES       61% interest;  N/A         1,800,000
Recreation                                                                                    remaining
Inc.                                                                                          interest owned
                                                                                              by CPA(R):2


(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.
(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.
(3) Commencing of rent is the earlier of May 1, 1996 or completion of construction.



None of Registrant's properties are encumbered by mortgage debt.

Item 3.  Legal Proceedings.
         -----------------

        On April 1, 1993, New Valley Corporation, ("New Valley"), a tenant of a property owned by Registrant and formerly a tenant of two other of Registrant's properties, filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the filings, Registrant and Corporate Property Associates 2, which together own the properties as tenants-in-common, filed a bankruptcy claim in the amount of $6,766,904. New Valley is contesting the claims and Registrant and New Valley are now in litigation regarding this claim. The matter is expected to go to trial in May of 1996. No prediction regarding the outcome of this litigation can be made at this time.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

        No matter was submitted during the fourth quarter of the year ended December 31, 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
      Stockholder Matters.
      -------------------

        Information with respect to Registrant's common equity is hereby incorporated by reference to page 22 of Registrant's Annual Report contained in Appendix A.

Item 6.  Selected Financial Data.
         ------------------------
        Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
     and Results of Operations.

        Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

        The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 18 of Registrant's Annual Report contained in Appendix A:

  (i) Report of Independent Accountants.
 (ii) Balance Sheets as of December 31, 1994 and 1995.
(iii) Statements of Income for the years ended December 31, 1993, 1994 and
      1995.
 (iv) Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.
  (v) Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.
 (vi) Notes to Financial Statements.



Item 9.  Disagreements on Accounting and Financial Disclosure.
         -----------------------------------------------------
NONE

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

          Registrant has no officers or directors. The executive officers and directors of the Corporate General Partner are as follows:



                                                                             Has Served as a
                                                                             Director and/or
     Name                          Age  Positions Held                        Officer Since (1)
     ----                          ---  --------------                        ----------------

William Polk Carey                  65  Chairman of the Board                            11/80
                                        Director
Francis J. Carey                    70  President                                        11/80
                                        Director
George E. Stoddard                  79  Chairman of the Investment Committee             11/80
                                        Director
Raymond S. Clark                    82  Chairman of the Executive Committee              11/80
                                        Director
Madelon DeVoe Talley                64  Vice Chairman of the Board                        4/86
                                        Director
Barclay G. Jones III                35  Executive Vice President                          8/82
                                        Director
Lawrence R. Klein                   75  Chairman of the Economic Policy                   4/84
                                        Committee
                                        Director
Claude Fernandez                    43  Executive Vice President                          3/83
                                        Chief Administrative Officer
Howard J. Altmann                   32  Senior Vice President                             8/90
H. Augustus Carey                   38  Senior Vice President                             8/88
John J. Park                        31  Senior Vice President                             7/91
                                        Treasurer
Michael D. Roberts                  44  First Vice President                              4/89
                                        Controller



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

        A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

        William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

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

        Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

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

        Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

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

        Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

        H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

        John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

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

Item 11.  Executive Compensation.
          -----------------------

          Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 1.9% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and .1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $89,725 and $84,722 respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31 1995. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $38,024 ($190.12 per Unit) during the year ended December 31, 1995. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1995. Although Registrant is authorized to pay the Individual General Partner a fee of up to $15,000 in any year beginning after December 31, 1980, no fee will be paid so long as Mr. Carey is the Individual General Partner and no fee may be paid to any successor Individual General Partner appointed by Mr. Carey pursuant to the Agreement.

          In the future, the Corporate General Partner will continue to receive 1.9% of Distributable Cash From Operations, the Individual General Partner will continue to receive .1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant as had been allocated in the past. For a description of the subordinated interest of the Corporate General Partner and the Individual General Partner in Cash From Sales and Cash From Financing, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management.
          -----------

          As of December 31, 1995, no person owned of record, or was known by Registrant to own beneficially, more than 5% of the Limited Partnership Units of Registrant.

          The following table sets forth as of March 20, 1996 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                      Number of Units
                                    Name of           and Nature of             Percent
Title of Class                  Beneficial Owner     Beneficial Ownership (1)  of Class
- ---------------------------  ----------------------  ------------------------  ---------
Limited
  Partnership Units          William Polk Carey (1)              200  units         .30%
                             Francis J. Carey
                             George E. Stoddard
                             Raymond S. Clark                     15                .02
                             Madelon DeVoe Talley
                             Barclay G. Jones III
                             Lawrence R. Klein
                             Claude Fernandez
                             Howard J. Altmann
                             H. Augustus Carey
                             John J. Park
                             Michael D. Roberts                  ___              _______

All executive officers
and directors as a
group (12 persons)                                               215 units          .32%
                                                                 ===               =====


(1) As of March 20, 1996, the Corporate General Partner, W. P. Carey & Co., Inc., owned 200 Limited Partnership Units of Registrant. William Polk Carey, the sole shareholder of the Corporate General Partner, is the beneficial owner of these Units.



        There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.


Item 13.   Certain Relationships and Related Transactions.
           -----------------------------------------------

          For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements contained in Item 8. Michael B. Pollack, First Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

          No officer or director of the Corporate General Partner or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
                Form 8-K
                --------

  (a)     1.  Financial Statements:
              ---------------------

          The following financial statements are filed as a part of this Report:

Report of Independent Accountants.

Balance Sheets, December 31, 1994 and 1995.

Statements of Income for the years ended December 31, 1993, 1994 and 1995.

Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.

Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.

Notes to Financial Statements.


  The financial statements are hereby incorporated by reference to pages 7 to 18 of Registrant's Annual Report contained in Appendix A.



(a)  2.  Financial Statement Schedule:
         -----------------------------

          The following schedule is filed as a part of this Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1995. Notes to Schedule III.

  Schedule III and notes thereto are hereby incorporated by reference to pages 19 to 20 of Registrant's Annual Report contained in Appendix A.



        Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

  (a) 3.  Exhibits:
          ---------

          The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.


Exhibit                                                           Method of
No.                         Description                             Filing
- -------                     -----------                           ---------

  3.1      Amended Agreement of Limited Partnership of    Exhibit 3(B) to Regis-
           Registrant dated as of June 1, 1981.           tration Statement (Form
                                                          S-11) No. 2-70773

  4.1      Deed from Western Union Realty Corporation     Exhibit 10(H)(3) to Post-
           ("WURC") to Corporate Property Associates 2    Effective Amendment No. 1
           ("CPA(R):2") and Registrant, as tenants in     to Registration Statement
           common, dated November 16, 1981.               (Form S-11) No. 2-70773

  4.6      Deed from WURC to CPA(R):2 and Registrant      Exhibit 10(H)(13) to Post-
           as tenants in common, dated November 16,       Effective Amendment No. 1
           1981                                           to Registration Statement
                                                          (Form S-11) No. 2-70773

  4.10     Deed from WURC to CPA(R):2 and Registrant, as  Exhibit 10(H)(23) to Post-
           tenants in common, dated November 16, 1981.    Effective Amendment No. 1
                                                          to Registration Statement
                                                          (Form S-11) No. 2-70773

  4.15     Deed from WURC to CPA(R):2 and Registrant, as  Exhibit 10(H)(33) to Post-
           tenants in common, dated November 16, 1981.    Effective Amendment No. 1
                                                          to Registration Statement
                                                          (Form S-11) No. 2-70773

  4.43     Agreement for Sale and Sale of Property        Exhibit 4.1 to Regis-
           and Escrow Instructions, dated October 17,     trant's Form 8-K dated
           1986, by and between Registrant, CPA(R):4,     November 6, 1986
           collectively as Seller, and Kraft, Inc.
           ("Kraft"), as Purchaser.

  4.44     Agreement for Sale and Sale of Property        Exhibit 4.2 to Regis-
           and Escrow Instructions, dated October 17,     trant's Form 8-K dated
           1986, by and between Registrant, CPA(R):4,     November 6, 1986
           collectively as Seller, and Hughes Markets,
           Inc. ("Hughes"), as Purchaser.

  4.45     Letter Agreement dated October 17, 1986        Exhibit 4.3 to Regis-
           from Registrant and CPA(R):4, and agreed to    trant's Form 8-K dated
           and accepted by Kraft and Hughes.              November 6, 1986

  4.46     Guaranty made as of October 21, 1986 by        Exhibit 4.4 to Regis-
           Hughes, as Guarantor, to Registrant and        trant's Form 8-K dated
           CPA(R):4.                                      November 6, 1986

  10.1     Contract of Sale dated November 16, 1981       Exhibit 10(H)(1) to Post-
           between WURC as seller, and CPA(R):2 and       Effective Amendment No. 1
           Registrant, as purchasers.                     to Registration Statement
                                                          (Form S-11) No. 2-70773



Exhibit                                                            Method of
No.                          Description                             Filing
- -------                      -----------                           ---------

   10.2     Indenture of Lease dated September 16,         Exhibit 10(H)(1) to Post-
            1971 between WURC as landlord, and The         Effective Amendment No. 1
            Western Union Telegraph Company ("WUTCO"),     to Registration Statement
            as tenant.                                     (Form S-11) No. 2-70773

   10.3     Amendment of Lease dated March 27, 1972        Exhibit 10(H)(5) to Post-
            between WURC and WUTCO.                        Effective Amendment No. 1
                                                           to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.4     Second Amendment of Lease dated November 16,   Exhibit 10(H)(6) to Post-
            1981 between WURC and WUTCO.                   Effective Amendment No. 1
                                                           to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.5     Assignment of Lease from WUTCO to CPA(R):2     Exhibit 10(H)(7) to Post-
            and Registrant, as tenants in common,          Effective Amendment No. 1
            dated November 16, 1981.                       to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.6     Indenture of Lease dated November 14,          Exhibit 10(H)(14) to Post-
            1972 between WURC, as landlord, and            Effective Amendment No. 1
            Western Union Corporation ("WUC"), as          to Registration Statement
            tenant.                                        (Form S-11) No. 2-70773

   10.7     Amendment of Lease dated December 12,          Exhibit 10(H)(15) to Post-
            1972 between WURC and WUC.                     Effective Amendment No. 1
                                                           to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.8     Amendment of Lease dated April 30, 1973        Exhibit 10(H)(16) to Post-
            between WURC and WUC.                          Effective Amendment No. 1
                                                           to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.9     Third Amendment of Lease Agreement dated       Exhibit 10(H)(17) to Post-
            November 12, 1981 between WURC and WUC.        Effective Amendment No. 1
                                                           to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.10    Assignment of Lease from WURC to CPA(R):2 and  Exhibit 10(H)(18) to Post-
            Registrant, as tenants in common, dated        Effective Amendment No. 1
            November 16, 1981.                             to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.11    Indenture of Lease dated July 12, 1972         Exhibit 10(H)(24) to Post-
            between WURC, as landlord, and WUC, as         Effective Amendment No. 1
            tenant.                                        to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.12    Amendment of Lease dated March 1, 1973         Exhibit 10(H)(25) to Post-
            between WURC and WUC.                          Effective Amendment No. 1
                                                           to Registration Statement
                                                           (Form S-11) No. 2-70773



Exhibit                                                            Method of
No.                          Description                             Filing
- -------                      -----------                           ---------

   10.13    Second Amendment of Lease Agreement            Exhibit 10(H)(26) to Post-
            dated November 16, 1981 between WURC           Effective Amendment No. 1
            and WUC.                                       to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.14    Assignment of Lease from WURC to CPA(R):2      Exhibit 10(H)(27) to Post-
            and Registrant, as tenants in common,          Effective Amendment No. 1
            dated November 16, 1981.                       to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.15    Indenture of Lease dated December 18,          Exhibit 10(H)(34) to Post-
            1973 between WURC, as landlord, and WUC,       Effective Amendment No. 1
            as tenant.                                     to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.16    Second Amendment of Lease Agreement            Exhibit 10(H)(35) to Post-
            dated November 16, 1981 between WURC           Effective Amendment No. 1
            and WUC.                                       to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.17    Assignment of Lease from WURC to CPA(R):2      Exhibit 10(H)(36) to Post-
            and Registrant, as tenants in common,          Effective Amendment No. 1
            dated November 16, 1981.                       to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.19    Lease Agreement dated January 25, 1982         Exhibit 10(J)(4) to Post-
            between CPA(R):2 and Registrant, as landlord,  Effective Amendment No. 1
            and Gibson as tenant.                          to Registration Statement
                                                           (Form S-11) No. 2-70773

   10.22    Management Agreement among Registrant,         Exhibit 10(C) to Amendment
            and Carey Corporate Property Management,       No. 1 to Registration
            Inc.                                           Statement (Form S-11)
                                                           No. 2-70773

   10.23    Support Agreement among Registrant,            Exhibit 10(D) to Amendment
            Third Carey Corporate Property, Inc.           No. 1 to Registration
            and W.P. Carey & Co., Inc.                     Statement (Form S-11)
                                                           No. 2-70773

   10.24    Lease Agreement dated June 1, 1983             Exhibit 10.1 to Form 8-K
            between Registrant and CPA(R):4, as            dated June 22, 1983 of
            landlord, and Knudsen Corporation              CPA(R):4 (Commission File
            ("Knudsen") as tenant.                         No. 2-79041

   10.25    Agreement dated June 1, 1983 between           Exhibit 10.2 to Form 8-K
            Registrant and CPA(R):4, as landlord, and      dated June 22, 1983 of
           Knudsen as tenant.                              CPA(R):4 (Commission File
                                                           No. 2-79041


Exhibit                                                                 Method of
No.                            Description                               Filing
- -------                        -----------                              ---------

   10.26    Second Amendment of Lease entered into as          Exhibit 10.1 to Regis-
            of October 21, 1986, by and between                trant's Form 8-K dated
            Registrant and CPA(R):4, collectively as           November 6, 1986
            Landlord, and Santee Dairies, Inc. as
            Tenant.

   10.27    Lease Agreement dated November 15, 1995            Filed herewith
            by and between Registrant and CPA(R):2, as
            Landlord, and Cleo, Inc., as Tenant.

   10.28 Lease Amendment Agreement dated November 15, 1995 Filed herewith by and between Registrant and CPA(R):2, as Landlord, and Gibson Greetings, Inc., as Tenant.

   28.2     Press release regarding Pennsylvania               Exhibit 28.1 to Form 8-K
            Superior Court decision.                           dated December 10, 1992.

   28.3     Prospectus of Registrant                           Exhibit 28.3 to Form 10-K/A
            dated July 31, 1981.                               dated September 24, 1993

   28.4     Supplement dated December 9, 1981                  Exhibit 28.4 to Form 10-K/A
            to Prospectus dated July 31, 1981.                 dated September 24, 1993

   28.5     Supplement dated January 8, 1982                   Exhibit 28.5 to Form 10-K/A
            to Prospectus dated July 31, 1981.                 dated September 24, 1993

   28.6    Supplement dated February 10, 1982                  Exhibit 28.6 to Form 10-K/A
           to Prospectus dated July 31, 1981.                  dated September 24, 1993

   28.8    Press release dated June 30, 1993                   Exhibit 28.1 to Form 8-K
           announcing the suspension of secondary              dated July 12, 1993
           market sales of Limited Partnership Units.

   28.9    Compromise and Settlement Agreement dated as of     Exhibit 28.1 to Form 8-K
           May 1, 1995 between The Leslie Fay Companies, Inc., dated May 1, 1995
           Registrant and the Official Committee of
           Unsecured Creditors of Leslie Fay and
           National Union Fire Insurance Company.


  (b)  Reports on Form 8-K
       -------------------

        During the quarter ended December 31, 1995 the Registrant was not required to file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORPORATE PROPERTY ASSOCIATES 3
                                (a California limited partnership)

                                BY:  W. P. CAREY & CO., INC.


   04/08/96                     BY:    /s/ Claude Fernandez
 -----------                    ---   ---------------------
     Date                             Claude Fernandez
                                      Executive Vice President and
                                      Chief Administrative Officer
                                      (Principal Financial Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    BY:  W. P. CAREY & CO., INC.

                         William P. Carey
                         Chairman of the Board
                         and Director
                         (Principal Executive Officer)

                         Francis J. Carey
                         President and Director

                         George E. Stoddard        BY:  /s/ George E. Stoddard
                         Chairman of the Investment    -----------------------
                         Committee and Director        George E. Stoddard
                                                       Attorney in fact
                                                       April 8, 1996
                         Dr. Lawrence R. Klein
                         Chairman of the Economic Policy
                         Committee and Director

                         Madelon DeVoe Talley
                         Vice Chairman of the Board of
                         Directors and Director


   04/08/96         BY:    /s/ Claude Fernandez
 --------------     ---   ---------------------
    Date                 Claude Fernandez
                         Executive Vice President and
                         Chief Administrative Officer
                         (Principal Financial Officer)

   04/08/96         BY:    /s/ Michael D. Roberts
 --------------     ---   -----------------------
  Date                   Michael D. Roberts
                         First Vice President and Controller
                         (Principal Accounting Officer)

                                           APPENDIX A TO FORM 10-K







                        CORPORATE PROPERTY ASSOCIATES 3
                       (A CALIFORNIA LIMITED PARTNERSHIP)








                                            1995 ANNUAL REPORT

SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------------

(In thousands except per unit amounts)


                                    1991       1992      1993     1994       1995
                                    ----       ----      ----     ----       ----
     OPERATING DATA:
Revenues                            $8,669  $   8,478    $7,554   $7,392  $    7,249

Net income                           5,632      4,900     2,929    3,215      15,976

Net income allocated:
   To General Partners                 113         98        59       64         320
   To Limited Partners               5,519      4,802     2,870    3,151      15,656
   Per unit                          83.62      72.76     43.49    47.74      237.21

Distributions attributable (1):
   To General Partners                  95        130        93       93         168
   To Limited Partners               4,650   8,032 (2)    4,536    4,568   12,208 (2)
   Per unit                          70.46     121.70     68.72    69.21      184.97


     BALANCE SHEET DATA:
Total assets                        55,185     57,978    57,171   57,050      33,223
Long-term
obligations (3)                     19,549     17,078    15,624   14,026           -


(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(2) Include special distributions of $50 and $120 in 1992 and 1995, respectively, per Limited Partnership Unit.
(3) Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------

     Results of Operations
     ---------------------


        Net income for the year ended December 31, 1995 increased by $12,761,000 as compared with net income for the year ended December 31, 1994, primarily due to the successful settlement of litigation with the Leslie Fay Company ("Leslie Fay") which accounted for $11,499,000 of the increase to net income. Excluding the effect of Leslie Fay, other nonrecurring income of $225,000 and writedowns of properties to net realizable value in 1995 and 1994 of $146,000 and $697,000, respectively, the Partnership would have reflected an increase in net income of $485,000. The increase in income, as adjusted, was due to decreases in interest and property expenses and an increase in other interest income and was partially offset by a decrease in lease revenues. The decrease in interest expense resulted from the $1,320,000 prepayment of mortgage loans on properties leased or formerly leased to New Valley Corporation ("New Valley") in the first quarter of 1995 and the prepayment of the mortgage loan on the Gibson Greetings, Inc. ("Gibson") properties in November 1995 in connection with the restructuring of the Gibson lease. The decrease in property expenses was due to the costs incurred in 1994 in connection with the Partnership's assessment of its liquidity alternatives which included environmental reviews and property valuations. Other interest income increased as the result of the receipt of a lump sum cash payment of $5,000,000 received upon resolution of the dispute with Leslie Fay and invested in money market funds, before being distributed to partners through a special distribution. The decrease in lease revenues was due to the termination of the New Valley lease on the Reno, Nevada property in December 1994 and the modification and restructuring of the Gibson lease as described below. The substantial increase in cash flow provided from operations was primarily due to the receipt of lump sum payments of $13,732,000 relating to Gibson and Leslie Fay.

        The Partnership realized a net gain of $11,499,000 upon settlement of a dispute with Leslie Fay, described in Note 10 to the Financial Statements. Proceeds from the settlement amount to $18,900,000, of which $13,081,000 had been collected prior to 1995. Pursuant to the settlement, Leslie Fay was released from all obligations under the lease, relinquished all claims to the property and vacated the facility. In connection with the settlement, the Partnership incurred a $7,400,000 writeoff on the property to its net realizable value, unencumbered by the lease. The Leslie Fay property was purchased by the Partnership for $9,400,000 in 1982. The vacant property was subsequently sold to a third party in January 1996 and, in connection with the sale, the Partnership recognized an additional writeoff of $146,000 to net realizable value in 1995. Total proceeds from the settlement of the Leslie Fay dispute and the sale of the property amount to approximately $20,900,000. In addition, as more fully described in Note 11 to the Financial Statements, the Partnership received $8,723,000 ($8,150,941, net of costs) in connection with consenting to a modification of the Gibson lease. The Partnership severed one of three properties from the Gibson master lease, modified the master lease for the remaining two properties and entered into a new lease with Cleo, Inc. ("Cleo"), a new lessee, for the severed property. Annual gross revenues will decrease as a result of the lease modification; however, net cash flow will increase as a result of the retirement of the Gibson mortgage which was paid off with proceeds from the lump sum payment. For financial reporting purposes, income from this transaction has been deferred and will be recognized over the remaining terms of the Gibson and Cleo leases.

        Net income for the year ended December 31, 1994 increased by $286,000 to $3,215,000 as compared with net income for the year ended December 31, 1993. In addition, cash provided from operations for 1994 increased by $260,000 to $4,647,000 as compared with 1993. The increase in net income was primarily due to the noncash charges of $1,302,000 in 1993 for the writedown on the Partnership property in Moorestown, New Jersey as compared with the noncash charge of $697,000 in 1994 on the writedown of the Partnership's property in Reno, Nevada. Excluding the effect of the writedowns, income would have decreased by $319,000 in 1994 as compared with 1993. Such a decrease would have resulted from the increase in property expenses and a decrease on other interest income due to the Leslie Fay litigation and bankruptcy proceedings and related interest incurred on the Leslie Fay installments.

        Net income and cash flow provided by operating activities may be affected by the uncertainty related to the Hughes Markets, Inc. ("Hughes") lease. The lease with Hughes for a dairy processing plant in Los Angeles, California is currently scheduled to expire in April 1996. The Partnership and Hughes have entered into negotiations for a two-year lease extension; however, there can be no assurance that such an extension will be executed. The Partnership is in the process of remarketing the property in the event that Hughes vacates. The Partnership's share of annual rent from the Hughes lease is currently $305,000. If the property were vacated, the Partnership estimates that annual carrying costs for insurance, real estate taxes and maintenance and security would be approximately $100,000. The Partnership's share of annual carrying charges on the vacant property in Reno, Nevada is currently $80,000. The Partnership is continuing its efforts to remarket the Reno property for either lease or sale.

        In May 1996, the Partnership is scheduled to start receiving rent of $188,000 per year from its lease with Sports & Recreation, Inc. ("Sports & Recreation") on the Moorestown, New Jersey property. Sports & Recreation is in the process of retrofitting the Moorestown property for use as a retail store. Annual rentals on the two Gibson properties and the Cleo property which had formerly been leased to Gibson are $2,367,000 and $1,145,000, respectively. Prior to the modification of the Gibson lease, the Partnership's annual rentals from the property were $5,962,000. Although annual revenues from these properties will be reduced by $2,450,000, the Partnership had been paying annual debt service of $2,510,000 on the Gibson mortgage loan. As the result of the prepayment of the mortgage loan, annual cash flow from the Gibson and Cleo properties will reflect an increase of $60,000 in spite of the reduction in rental income. The Gibson mortgage loan had been scheduled to mature with a balloon payment of $12,582,000 in 1996 and the Partnership would have attempted to refinance the loan at that time. It is possible that the Partnership would have realized a reduction in debt service on any refinancing. Prior to the restructuring, Gibson represented approximately 80% of lease revenues. If the Hughes lease is extended, Gibson's share of lease revenues will decrease to approximately 50% of lease revenues, thereby reducing the Partnership's exposure to any adverse changes in the financial condition of Gibson. By entering into the lease with Cleo, the Partnership has achieved greater diversification.

        Because of the long-term nature of the Partnership's net leases, inflation and changes in prices have not unfavorably affected the Partnership's net income or had an impact on the continuing operations of the Partnership's properties. The leases with Gibson, New Valley, Sports & Recreation and AT&T Corporation ("AT&T") provide periodic fixed rent increases and the lease with Cleo provides for periodic rent increases based on formulas indexed to increases in the Consumer Price Index. No rental increases are scheduled to occur until 1997, when an increase is scheduled on the AT&T lease.

     Financial Condition
     -------------------

        Except for the vacant property in Reno, Nevada, all of the Partnerships properties are leased to corporate tenants under net leases by which tenants are generally required to pay all operating expenses relating to the leased properties. The Partnership depends on a relatively stable operating cash flow from its net leases to meet operating expenses and fund quarterly distributions to partners. During 1995, the Partnership significantly modified its capital structure by liquidating all of its mortgage debt. At the beginning of the year, the Partnership had a remaining mortgage obligation at the beginning of the year of approximately $15,600,000. In addition, the Company paid a special distribution of $8,000,000 (resulting in a $120 return of capital per Limited Partnership Unit as defined in the Partnership Agreement). As a result, the Partnership's cash balances decreased from $8,851,000 to $1,158,000.

        Cash provided from operating activities of $12,918,000 was sufficient to pay distributions to partners of $4,722,000 and scheduled mortgage installment payments of $1,113,000. Approximately $8,151,000 of the cash provided from operations resulted from nonrecurring lump sum payments, net of the related costs. Future operating cash flows are subject to various uncertainties described herein and the ability to sustain or increase the distribution rate is subject to the outcome of the uncertainty related to the Hughes property.

        Cash flow generated from operating and investing activities has generally exceeded distributions paid. Distributions paid per Limited Partnership Unit in 1993 and 1994 exceeded net income per Limited Partnership Unit by $24.91 and $21.40 in 1993 and 1994, respectively. This is because the Partnership evaluates its projection of cash flows in determining the distribution rate. Net income is reduced by charges such as depreciation, amortization and property writedowns which do not impact cash flows.

        The Partnership's financing activities in 1995 included paying off all of the Partnership's remaining mortgage balances and paying a special distribution to partners of $8,000,000 as well as paying quarterly distributions to partners of $4,722,000. As a result of these activities, the Partnership significantly reduced its cash reserves. Since the inception of the Partnership, special distributions of $250 per Unit have been paid representing a return of 50% of the original cost of a Unit. Accordingly, the amount of quarterly distributions per Unit can be expected to decrease even though the distribution rate on adjusted capital, as defined in the Partnership Agreement, may continue to increase. The Corporate General Partner advanced a loan of $2,300,000 to help retire the Gibson mortgage loan. The loan is a demand note and it is anticipated that the note will be repaid from future operating cash flow. Since December 31, 1995, the Partnership has repaid $1,500,000 of the advance. The Partnership has ample unused borrowing capacity because all of its properties are unleveraged; however, no financings are currently being contemplated.

        The Partnership's sole investing activity for the periods presented in the financial statements consisted of the receipt of purchase installments and settlement payments from Leslie Fay. Pursuant to its lease with Sports and Recreation, the Partnership has an obligation to reimburse Sports and Recreation for certain retrofitting costs which are currently estimated to be $458,000. It is currently anticipated that such costs will be funded from operating cash flow. In the event that there are insufficient cash reserves, the Partnership could seek an additional advance from the Corporate General Partner or borrow on its unleveraged properties.

        In connection with the termination of the Moorestown and Reno leases, the Partnership expects to receive a bankruptcy settlement; however, the amount of such settlement cannot be estimated and no amounts that the Partnership may ultimately receive have been recorded in the accompanying financial statements.

        Cleo has an option to purchase its property which is exercisable at any time with at least six months notice.

        All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All but two of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its properties, the General Partners believe that in most cases the Partnership will be entitled to reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of such costs because of a tenant's failure to fulfill its obligations (or because a property currently has no tenant), the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

        In 1994, the Partnership voluntarily conducted Phase II environmental reviews of certain of its properties based on the results of Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions which were identified, the Partnership advised the affected tenant of the Phase II findings and of its obligation to perform required remediation.

        Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partnership's financial condition or results of operations.

                       REPORT of INDEPENDENT ACCOUNTANTS


To the Partners of
 Corporate Property Associates 3:

        We have audited the accompanying balance sheets of Corporate Property Associates 3 (a California limited partnership) as of December 31, 1994 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule included on pages 19 to 20 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 3 (a California limited partnership) as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                                    /s/ Coopers & Lybrand L.L.P.

NEW YORK, NEW YORK
March 29, 1996

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                 BALANCE SHEETS
                           December 31, 1994 and 1995

                                                   1994     1995
                                                   ----     ----
        ASSETS:
Real estate leased to others:
Accounted for under the
operating method:
     Land                                        $ 1,255,499  $ 1,255,499
     Buildings                                     4,514,428    4,514,428
                                                 -----------  -----------
                                                   5,769,927    5,769,927
     Accumulated depreciation                        976,612    1,175,202
                                                 -----------  -----------
                                                   4,793,315    4,594,725
 Net investment in direct financing leases        33,415,760   25,291,792
                                                 -----------  -----------
     Real estate leased to others                 38,209,075   29,886,517
Real estate held for sale                          9,400,000    1,853,816
Cash and cash equivalents                          8,851,419    1,158,302
Accrued interest and rents receivable                524,060      210,362
Due from affiliates                                   29,101
Other assets, net of accumulated amortization
 of $193,827 in 1994                                  35,870      114,160
                                                 -----------  -----------
       Total assets                              $57,049,525  $33,223,157
                                                 ===========  ===========


      LIABILITIES:
Mortgage notes payable                           $15,624,196
Note payable to affiliate                                     $ 2,300,000
Accrued interest payable                             351,372
Accounts payable and accrued expenses                428,778       86,776
Prepaid rental income                                 38,695
Accounts payable to affiliates                                     57,298
Purchase installments                             13,080,601
                                                 -----------  -----------
       Total liabilities                          29,523,642    2,444,074
                                                 -----------  -----------

Commitments and contingencies
         PARTNERS' CAPITAL:
General Partners                                      46,541      191,606
Limited Partners (66,000 Limited
Partnership Units issued and
 outstanding)                                     27,479,342   30,587,477
                                                 -----------  -----------

       Total partners' capital                    27,525,883   30,779,083
                                                 -----------  -----------

Total liabilities and
partners' capital                                $57,049,525  $33,223,157
                                                 ===========  ===========

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                             STATEMENTS of INCOME

             For the years ended December 31, 1993, 1994 and 1995


                                                     1993      1994        1995
                                                     ----      ----        ----
Revenues:
 Rental income                                   $  287,779  $  287,779  $   290,657
 Interest income from direct financing leases     7,056,551   7,055,695    6,502,361
 Other interest Income                              209,897      48,378      230,926
 Other income                                                                225,321
                                                 ----------  ----------  -----------
                                                  7,554,227   7,391,852    7,249,265
                                                 ----------  ----------  -----------

Expenses:
 Interest                                         1,734,434   1,602,175    1,255,047
 Depreciation                                       147,229     158,567      198,590
 General and administrative                         339,230     309,069      372,006
 Property expenses                                1,079,551   1,387,498      781,442
 Amortization                                        22,405      22,405       19,605
 Writedown to net realizable value                1,302,318     697,325      146,184
                                                 ----------  ----------  -----------
                                                  4,625,167   4,177,039    2,772,874
                                                 ----------  ----------  -----------

     Income before gain on settlement             2,929,060   3,214,813    4,476,391

Gain on settlement, net of $7,400,000
 writedown to net realizable value                                        11,499,176
                                                 ----------  ----------  -----------

     Net income                                  $2,929,060  $3,214,813  $15,975,567
                                                 ==========  ==========  ===========


Net income allocated to:
 Individual General Partner                      $    2,929  $    3,215  $    15,976
                                                 ==========  ==========  ===========

 Corporate General Partner                       $   55,652  $   61,081  $   303,536
                                                 ==========  ==========  ===========

 Limited Partners                                $2,870,479  $3,150,517  $15,656,055
                                                 ==========  ==========  ===========

Net income per Unit
(66,000 Limited Partnership
Units outstanding)                                   $43.49      $47.74      $237.21
                                                 ==========  ==========  ===========



The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                        STATEMENTS of PARTNERS' CAPITAL

             For the years ended December 31, 1993, 1994 and 1995




                                   Partners' Capital Accounts
                                   --------------------------
                                                                      Limited
                                                                      Partners'
                                            General        Limited   Amount Per
                                Total       Partners       Partners    Unit  (a)___
                                -----       --------      ---------  --------------
Balance, December 31, 1992    $ 30,644,908   $ 108,922   $ 30,535,986   $ 463

Distributions                   (4,606,531)    (92,131)    (4,514,400)    (68)

Net income 1993                  2,929,060      58,581      2,870,479      43
                              ------------   ---------   ------------   -----

Balance, December 31, 1993      28,967,437      75,372     28,892,065     438

Distributions                   (4,656,367)    (93,127)    (4,563,240)    (69)

Net income 1994                  3,214,813      64,296      3,150,517      48
                              ------------   ---------   ------------   -----

Balance, December 31, 1994      27,525,883      46,541     27,479,342     417

Distributions                  (12,722,367)   (174,447)   (12,547,920)   (190)

Net income 1995                 15,975,567     319,512     15,656,055     237
                              ------------   ---------   ------------   -----

Balance, December 31, 1995    $ 30,779,083   $ 191,606   $ 30,587,477   $ 464
                              ============   =========   ============   =====




(a) Based on 66,000 Units issued and outstanding during all periods.



The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1993, 1994 and 1995


                                                          1993         1994           1995
                                                          ----         ----           ----
Cash flows from operating activities:
     Net Income                                        $ 2,929,060   $  3,214,813   $ 15,975,567
Adjustments to reconcile net income
to net cash provided by operating
activities:
   Depreciation and amortization                           169,634        180,972        218,195
   Gain on settlement, net                                                           (11,499,176)
   Restructuring fees received, net of costs                                           8,150,941
Cash receipts on direct financing leases in excess
     of (less than) amortization of unearned income          8,193          9,046        (26,973)
   Writedown to net realizable value                     1,302,318        697,325        146,184
   Net change in operating assets and liabilities          (21,484)       545,219        (47,161)
                                                       -----------   ------------   ------------
Net cash provided by operating
activities                                               4,387,721      4,647,375     12,917,577
                                                       -----------   ------------   ------------
Cash flows from investing activities:
Proceeds from settlement, net                                                          4,850,869
Payments received in connection with
exercise of purchase option                              2,260,792      2,286,195        585,000
                                                       -----------   ------------   ------------
Net cash provided by
investing activities                                     2,260,792      2,286,195      5,435,869
                                                       -----------   ------------   ------------
Cash flows from financing activities:
  Distributions to partners                             (4,606,531)    (4,656,367)   (12,722,367)
  Payment of mortgage principal                         (1,322,185)    (1,453,396)    (1,113,283)
  Prepayment of mortgage principal                                                   (14,510,913)
  Proceeds from issuance of note to affiliate                                          2,300,000
                                                       -----------   ------------   ------------
Net cash used in
financing activities                                    (5,928,716)    (6,109,763)   (26,046,563)
                                                       -----------   ------------   ------------
Net increase (decrease) in cash
and cash equivalents                                       719,797        823,807     (7,693,117)
Cash and cash equivalents,
beginning of year                                        7,307,815      8,027,612      8,851,419
                                                       -----------   ------------   ------------
Cash and cash equivalents,
end of year                                            $ 8,027,612   $  8,851,419   $  1,158,302
                                                       ===========   ============   ============
Supplemental cash flows information:

Interest paid                                          $ 1,744,897   $ 1,613,684    $  1,357,609
                                                       ===========   ===========    ============

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                         NOTES to FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies:
        -------------------------------------------
        Real Estate Leased to Others:
        ----------------------------
Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

The Partnership diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.
The leases are accounted for under the direct financing or operating methods.
        Such methods are described below:

        Direct financing method - Leases accounted for under the direct
        -----------------------
        financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

        Operating method - Real estate is recorded at cost, revenue is
        ----------------
        recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partnership's financial condition or results of operations.

Substantially all of the Partnership's leases provide for either scheduled rent increases or periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI").

Use of Estimates:
- -----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Held for Sale:
- --------------------------

Real estate held for sale is accounted for at the lower of cost or fair value less costs to sell.

Depreciation:
- -------------

Depreciation is computed using the straight-line method over the estimated useful lives of components of the property, which range from 5 to 36 years.

Cash Equivalents:
- -----------------
Corporate Property Associates 3 (the "Partnership") considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

        Partnership's cash and cash equivalents at December 31, 1994 and 1995 were held in the custody of two financial institutions.

Other Assets:
- -------------

Included in other assets at December 31, 1994 are costs incurred in connection with mortgage note refinancings which are amortized on a straight-line basis over the terms of the mortgages.

Income Taxes:
- -------------

A partnership is not liable for income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

2.      Partnership Agreement:
        ----------------------

The Partnership was organized on November 7, 1980 under the Uniform Limited
        Partnership Act of the State of California for the purpose of engaging in the business of investing in and leasing industrial and commercial real estate. The Corporate General Partner purchased 200 Limited Partnership Units in connection with the Partnership's public offering. The Partnership will terminate on December 31, 2018, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").

The Agreement provides that the General Partners are allocated 2% (.1% to the Individual General Partner, William P. Carey, and 1.9% to the Corporate General Partner, W. P. Carey & Co., Inc. ("W.P. Carey") and the Limited Partners are allocated 98% of the profits and losses as well as distributions of distributable cash from operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. An affiliate of the General Partners may be entitled to incentive fees during the liquidation stage of the Partnership. A division of W.P. Carey is engaged in the real estate brokerage business. The Partnership may sell properties through the division and pay subordinated real estate commissions as provided in the Agreement. The division could ultimately earn a real estate commission of up to $675,477 with respect to the sales of properties, which amounts will be retained by the Partnership unless the subordination provisions of the Agreement are satisfied.

3.      Transactions with Related Parties:
        ----------------------------------

Under the Agreement, a division of W.P. Carey is also entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. Property management fee in 1995 includes the effects of certain transactions described in Notes 10 and 11. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership. Property management fee and general and administrative expense reimbursements are summarized as follows:

                                        1993      1994       1995
                                      --------  --------  ----------
       Property management fee        $175,759  $162,711  $  930,191
       General and administrative
            expense reimbursements      86,909    84,839      86,183
                                      --------  --------  ----------
                                      $262,668  $247,550  $1,016,374
                                      ========  ========  ==========

During 1993, 1994 and 1995, fees and expenses aggregating $246,406, $32,352 and $96,306, respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued

The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues as defined. Net expenses incurred in 1993, 1994 and 1995 were $50,655, $53,757 and $87,907 respectively.
        The increase in 1995 is due, in part, to certain nonrecurring costs incurred in connection with the relocation of the Partnership's offices.

On November 16, 1995, the Partnership borrowed $2,300,000 from W.P. Carey in connection with the retirement of a mortgage loan (see Note 11). The loan which is evidenced by a promissory note and bears interest at the prime rate requires the Partnership to pay the entire principal amount and accrued interest thereon on demand. The Partnership may prepay the note, in whole or in part, at any time without penalty. The retired mortgage loan had a fixed interest rate of 10%. Interest incurred of $25,586 on the loan is included in interest expense for the year ended December 31, 1995. Such amount is also included in accounts payable to affiliates as of December 31,1995. The Partnership repaid $1,500,000 to W.P. Carey since December 31, 1995.

The Partnership's ownership interests in certain properties are jointly held with affiliated entities as tenants-in-common with the Partnership's ownership interests in such jointly held properties ranging from 16.76% to 71.5%. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.

4.      Real Estate Leased to Others Accounted for Under the Operating Method:
        ----------------------------------------------------------------------

The scheduled minimum future rentals, exclusive of renewals, under a noncancelable operating lease with Hughes Markets, Inc. aggregate approximately $84,000 through April 1996 at which time the lease terminates.

Contingent rentals were approximately $36,000 in both 1993 and 1994 and $39,000 in 1995.

5.      Net Investment in Direct Financing Leases:
        ------------------------------------------

     Net investment in direct financing leases is summarized as follows:


                                                December 31,
                                                -----------
                                              1994         1995
                                              ----         ----
  Minimum lease payments
             receivable                    $34,447,858  $ 72,193,297
            Unguaranteed residual value     33,409,444    33,409,444
                                           -----------  ------------
                                            67,857,302   105,602,741
            Less, Unearned income           34,441,542    80,310,949
                                           -----------  ------------
                                           $33,415,760  $ 25,291,792
                                           ===========  ============

The scheduled minimum future rentals, exclusive of renewals, under noncancelable direct financing leases amount to approximately $4,338,000 in 1996, $4,375,000 in 1997, $4,339,000 in 1998, $4,321,000 in 1999 and
        $4,360,000 in 2000 and aggregate approximately $72,193,000 through 2013.

Contingent rentals were approximately $1,904,000 in both 1993 and 1994 and $1,142,000 in 1995.

6.      Distributions:
        --------------

     Distributions are declared and paid to partners quarterly and are summarized as follows:

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


Year Ending                    Distributions Paid to  Distributions Paid to   Per Limited
December 31,                    General Partners       Limited Partners     Partners Unit
- -----------                    ---------------------  --------------------  --------------
  1993                            $    92,131             $4,514,400           $ 68.40
                                  ===========            ===========           =======
  1994                            $    93,127             $4,563,240           $ 69.14
                                  ===========            ===========           =======
  1995
Quarterly distributions           $    94,447             $4,627,920           $ 70.12
  Special distribution
  -Note 10                             80,000              7,920,000            120.00
                                  -----------             ----------           -------
                                     $174,447            $12,547,920           $190.12
                                  ===========            ===========           =======

Distributions of $15,599 to the General Partners and $804,540 to the Limited
    Partners for the quarter ended December 31, 1995 were declared and paid in January 1996.

7.      Income for Federal Tax Purposes:
        --------------------------------

Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items.for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                              1993          1994          1995
                                              ----          ----          ----
   Net income per Statements of Income    $ 2,929,060   $ 3,214,813   $15,975,567
   Excess tax depreciation                 (1,468,616)   (1,423,529)   (1,364,376)
Recognition of purchase installments
     as operating income                    2,286,192     2,286,195    (5,880,601)
   Writedown to net realizable value        1,302,318       697,325     7,546,184
   Restructuring fee                                                    8,150,941
   Other                                      455,701      (312,950)     (474,841)
                                          -----------   -----------   -----------
  Income reported for Federal income
  tax purposes                            $ 5,504,655   $ 4,461,854   $23,952,874
                                          ===========   ===========   ===========

8.      Industry Segment Information:
        -----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

In 1993, 1994 and 1995, the Partnership earned its total operating revenues
        (rental income plus interest income from direct financing leases) from the following lease obligors:

                                1993      %       1994      %       1995      %
                                ----      -       ----      -       ----      -
   Gibson Greetings, Inc.    $5,962,090   81%  $5,962,090   81%  $5,525,671   81%
   AT&T Corporation             457,394    6      457,818    6      458,275    7
   New Valley Corporation       637,067    9      635,786    9      367,530    6
   Hughes Markets, Inc.         287,779    4      287,779    4      290,657    4
   Cleo, Inc.                                                       150,885    2
                             ----------  ----  ----------  ----  ----------  ---
                             $7,344,330  100%  $7,343,473  100%  $6,793,018  100%
                             ==========  ===   ==========  ===   ==========  ===

9.      Properties Formerly Leased to New Valley Corporation:
        -----------------------------------------------------
The Partnership and Corporate Property Associates 2 ("CPA(R):2"), an affiliate, own approximate 61% and 39% interests, respectively, in three properties located in Reno, Nevada; Bridgeton,

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued

Missouri and Moorestown, New Jersey.  On April 1, 1993, the lessee, New Valley
        Corporation ("New Valley"), filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, the Bankruptcy Court approved New Valley's termination of its lease with the Partnership and CPA(R):2 for the Moorestown, New Jersey property in May 1993. In 1993, the Partnership wrote down the Moorestown property to its estimated net realizable value of $1,800,000 and recognized a charge of $1,302,318 on the writedown. In December 1994, the Bankruptcy Court also approved the termination of New Valley's lease on the Reno property effective December 31, 1994. In connection with the lease termination, the Partnership recognized a charge of $697,325 and wrote down the Reno property in 1994 to its estimated net realizable value of $2,000,000.

On April 7, 1995, the Partnership and CPA(R):2, entered into a net lease for the property with Sports & Recreation, Inc. ("Sports & Recreation") which is retrofitting the Moorestown Property into a retail store. The lease provided for a feasibility period through September 30, 1995 which was extended through December 31, 1995 and is followed by an initial term of 16 years. Sports & Recreation will commence paying rent at the earlier of completion of construction or 120 days after the end of the feasibility period (May 1, 1996). Sports & Recreation will incur all retrofitting costs; however, the Partnership and CPA(R):2 will reimburse Sports & Recreation for the cost of replacing the HVAC system and installing a new roof and drainage system. The Partnership's share of the cost for replacing the HVAC system and installing a new roof and drainage system is estimated to be approximately $458,000. Annual rentals will initially be $308,750 (of which the Partnership's share is approximately $187,750) during the first five lease years with stated increases every five years thereafter.

In connection with the termination of the Moorestown and Reno leases, the Partnership and CPA(R):2 expect to receive a bankruptcy settlement from New Valley. The amount of such settlement cannot be estimated and no amounts that the Partnership may ultimately receive have been recorded in the accompanying financial statements. The Partnership and CPA(R):2 are currently remarketing the Reno property.

10.     Gain on Settlement:
        -------------------

During 1991, The Leslie Fay Company ("Leslie Fay") informed the Partnership that it was exercising an option to purchase its leased property from the Partnership as of April 30, 1992. Under the purchase option in the lease, Leslie Fay's purchase exercise price was to be the greater of $9,400,000, the price the Partnership paid for the property in 1982, or the fair market value of the property as impacted by the lease as of the option exercise date. The process of determining the fair market value of the property was underway when Leslie Fay filed suit to ask the court to intervene in order to determine the contractual interpretation of fair value. The court ruled in favor of the Partnership and the ruling was upheld on appeal by the Pennsylvania Superior and Supreme Courts. Leslie Fay also filed a second lawsuit seeking to transfer the property and other benefits of ownership. In connection with this second suit, the court ordered Leslie Fay to pay $7,200,000 to the Partnership as partial payment for the purchase of the Leslie Fay property, post a surety bond for $15,000,000 and to continue making its monthly payments of $190,516 to the Partnership, for application of such payments to the ultimate purchase price. Effective January 1, 1995, the monthly payment was reduced to $65,000. For financial reporting purposes, the $7,200,000 payment and all subsequent monthly payments were recorded as installment payments at the time such payments were received by the Partnership pending final resolution of the suits. In addition, Leslie Fay was entitled to interest on its monthly installments and the Partnership would be entitled to interest on the difference between the ultimate purchase price and the initial $7,200,000 payment upon resolution of the second suit.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued

On April 5, 1993, Leslie Fay filed a voluntary bankruptcy petition under Chapter
        11 of the United States Bankruptcy Code and continued to make monthly payments to the Partnership for the period subsequent to the filing of the petition. In July 1995, Leslie Fay, the Partnership, the surety company and the Official Committee of Unsecured Creditors of Leslie Fay signed and entered into a compromise and settlement agreement which was intended to resolve the dispute between Leslie Fay and the Partnership. The agreement was presented to the bankruptcy court on August 7, 1995 and subsequently approved.

In connection with a compromise and settlement agreement, on August 29, 1995, the Partnership received $5,250,000 plus interest of $174,149, from the surety company and, in turn, made a lump sum payment to Leslie Fay of $250,000. Under the agreement the Partnership unconditionally retained ownership of the property as well as the aggregate installment payments received from Leslie Fay of $13,665,601, consisting of the initial payment of $7,200,000 and $6,465,601 of monthly payments which were received through September 30, 1995.

As the fair value of the property was no longer impacted by the Leslie Fay lease, the Partnership wrote down the estimated estimated fair value of the property, net of anticipated selling costs, to $2,000,000 and recognized a noncash charge of $7,400,000, which is netted against the gain on settlement.

In connection with the settlement, the Partnership has recognized a gain of $11,499,176, which consists of aggregate net cash received from Leslie Fay and the surety company of $18,839,750 and the waiving of the $382,706 interest obligation that had been accrued on the Leslie Fay monthly payments, offset by the writedown of $7,400,000 and aggregate management fees, payable to an affiliate, of $323,280 on the monthly payments received from Leslie Fay. Under the compromise and settlement agreement, Leslie Fay is required to dismiss with prejudice all of its suits filed against the Partnership, and the Partnership's bankruptcy claim against Leslie Fay, as an unsecured creditor, has been reduced to $2,650,000. The Partnership may not realize the full amount of the bankruptcy claim.

As a result of the settlement, a special distribution of $120 per Limited
        Partner Unit ($7,920,000) was declared and paid in October 1995. In 1992, a special distribution of $50 per Limited Partner Unit ($3,300,000) was paid from the receipt of the $7,200,000 installment from Leslie Fay.

On January 10, 1996, the Partnership sold the vacant property to a third party, net of transaction costs, for $1,853,816. The Partnership has recognized an additional writedown on the property to an amount equal to the net sales proceeds, resulting in a charge to income in 1995 of
        $146,184.   Accordingly, no gain or loss will be recognized in 1996 in connection with the sale.

11.     Properties Leased to Gibson Greetings, Inc.:
        --------------------------------------------

On January 25, 1982, the Partnership and CPA(R):2 entered into a net lease with Gibson Greetings, Inc. ("Gibson"), for three properties in Memphis, Tennessee, Berea, Kentucky and Cincinnati, Ohio. In 1988, the Partnership and CPA(R):2 consented to Gibson's sublease of the Memphis, Tennessee property to a wholly-owned subsidiary, Cleo, Inc. ("Cleo"). The lease for the three properties had an initial term of 20 years with two five-year renewal options and provided for minimum annual rentals of $5,865,000 with increases every five years based on a formula indexed to the CPI. The lease also provided Gibson with a purchase option which was exercisable during the tenth year of the lease and at the end of the initial term. Gibson declined to exercise its option during the tenth lease year in 1992.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


In connection with Gibson's sale of the Cleo subsidiary to CSS Industries, Inc.
        ("CSS"), the Partnership, CPA(R):2 and Gibson entered into a transaction on November 15, 1995, whereby the Memphis, Tennessee property occupied by Cleo was severed from the Gibson master lease, the Gibson lease was amended and Cleo entered into a separate lease for the Tennessee property with CSS as the guarantor of Cleo's lease obligations. The Partnership and CPA(R):2 received $12,200,000 (of which the Partnership's share was $8,723,000) as a one-time lump sum payment in consideration for severing the Tennessee property from the Gibson master lease. Gibson still retains certain specific obligations for any environmental violations which may be detected and which resulted from any pre-existing conditions and is ensuring that roof repairs or replacement are performed on the Tennessee property. Gibson and Cleo have until May 15, 1996 to complete the roof repair.

The Gibson lease, as amended, on the two remaining properties in Kentucky and Ohio provides for an initial term which has been extended through November 30, 2013 and provides for one renewal term of ten years.
        Annual rent is $3,100,000 (of which the Partnership's share is approximately $2,367,000) with stated increases of 20% every five years through the end of the renewal term. The lease includes new purchase options, exercisable on November 30, 2005 and 2010 and Gibson has the right to exercise the purchase option on one of its leased properties or both. The option is exercisable at fair market value of the properties as encumbered by the lease.

The Cleo lease provides for a ten-year term through December 31, 2005 with two five-year renewal terms. Annual rent is $1,500,000 (of which the Partnership's share is approximately $1,145,000) with a rent increase effective January 1, 2001. The rent which will be based on a formula indexed to the CPI, will be at least $1,689,000 but no more than $1,898,000. Cleo has an option to purchase the property at any time during the term of the lease including the renewals terms so long as there is no event of monetary default. Exercise of the purchase option requires between six and twelve months notice. The exercise price is the greater of (i) $15,000,000 or (ii) fair market value capped at a maximum of $16,250,000.

In connection with consenting to sever the Tennessee property from the Gibson lease, the Partnership has deferred recognition of a gain on restructuring of $8,150,941, consisting of its $8,723,000 share of the lump sum payment offset by costs of $572,059, including management fees of $429,560, payable to an affiliate, and will amortize such deferral over the remaining initial terms of the Gibson and Cleo direct financing leases. The net proceeds from the agreement as well as other available funds were used to pay off the Partnership's share of the mortgage loan collateralized by the Gibson properties of $13,190,566 in November 1995.

12.     Environmental Matters:
        ----------------------

All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All but one of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are being performed and paid for by the affected tenant at three of the properties, are not expected to be material. In the event that the Partnership absorbs a portion of

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued



such costs because of a tenant's failure to fulfill its obligations (or because a property currently has no tenant), the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

In 1994, based on the results of Phase I environmental reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on four of its properties. The Partnership believes, based on the results of Phase I and Phase II reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with surface spills from facility activities. For those conditions which were identified, the Partnership advised the affected tenants of the Phase II findings and of their obligations to perform required remediation.


13.     Disclosures About Fair Value of Financial Instruments:
        ------------------------------------------------------

The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

             SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1995




                                                          Cost       Increase
                              Initial Cost to          Capitalized   (Decrease) in  Gross Amount at which Carried
                                Partnership           Subsequent to     Net         at Close of Period(c)(d)      Accumulated
                             ---------------------                                  -----------------------------
  Description                Land        Buildings    Acquisition(a) Investment(b)  Land     Buildings   Total   Depreciation(d)
 ----------------------------------------------------------------------------------------------------------------------------------
Operating Method:
Dairy processing
 facility leased to
 Hughes Markets, Inc.        $  340,146  $ 1,625,424       $4,357                 $  344,503  $1,625,424  $ 1,969,927   $  986,639


Centralized telephone
 bureaus formerly
 leased to New Valley
 Corporation                  1,104,487    5,037,432        3,829   $(2,345,748)     910,996   2,889,004    3,800,000      188,563
                             ----------  -----------  -----------   -----------   ----------  ----------  -----------  -----------
                             $1,444,633  $ 6,662,856       $8,186   $(2,345,748)  $1,255,499  $4,514,428  $ 5,769,927   $1,175,202
                             ==========  ===========  ===========   ===========   ==========  ==========  ===========  ===========

Direct financing method:
Centralized Telephone
Bureau leased to
New Valley
Corporation                  $  542,884  $ 3,069,669                $   (25,706)                          $ 3,586,847

Computer Center
leased to American
Telephone and
Telegraph Company               224,642    4,245,903       $2,006        31,419                             4,503,970

Warehouse and
manufacturing
buildings leased to
Gibson Greetings, Inc.        1,361,493   12,325,776                 (4,382,575)                            9,304,694


Warehouse and
manufacturing
building leased to
 Cleo, Inc.                     810,639   10,826,432                 (3,740,790)                            7,896,281
                             ----------  -----------                -----------                           -----------

                             $2,939,658  $30,467,780       $2,006   $(8,117,652)                          $25,291,792
                             ==========  ===========  ===========   ===========                           ===========

Real estate held
for sale:
Warehouse and
 Distribution
 building formerly leased
  to
 The Leslie Fay Company      $1,075,000  $ 8,325,000                $(7,546,184)                          $ 1,853,816
                             ==========  ===========                ===========                           ===========


                                                           Life on which
                                                           Depreciation
                                                             in Latest
                                                           Statement of
                                                              Income
                           Date Acquired                    is Computed
- ----------------------------------------------------------------------------
Operating Method:
Dairy processing
 facility leased to
 Hughes Markets, Inc.      June 1 1983                        5-36 yrs.

Centralized telephone
 bureaus formerly
 leased to New Valley
 Corporation               November 24, 1981                  30 yrs.

Direct financing method:
Centralized Telephone
Bureau leased to
New Valley
Corporation                November 24, 1981

Computer Center
leased to American
Telephone and
Telegraph Company          November 24, 1981

Warehouse and
manufacturing
buildings leased to
Gibson Greetings, Inc.     January 26, 1982

Warehouse and
manufacturing
building leased to
 Cleo, Inc.                January 26, 1982

Real estate held
for sale:
Warehouse and
 Distribution
 building formerly leased
  to
 The Leslie Fay Company    April 30, 1982


                          See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

         NOTES TO SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION



(a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees, and the purchase of additional land subsequent to purchase.

(b) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is greater (less) than lease payments received, the writedowns to net realizable value of the Moorestown, New Jersey; Reno, Nevada and Wilkes Barre, Pennsylvania properties and adjustments relating to deferred gains on lease restructurings.

(c) At December 31, 1995, the aggregate cost of real estate owned for Federal income tax purposes is $50,925,119.

(d)
                    Reconciliation of Real Estate Accounted
                    ---------------------------------------
                        for Under the Operating Method
                        ------------------------------

                                           December 31,
                                           ------------
                                          1994         1995
                                          ----         ----
Balance at beginning of period        $ 3,769,927    $5,769,927

Additions during period

Reclassification from
  direct financing
  real estate                           2,000,000
                                       ----------     ---------

Balance at close of period             $5,769,927    $5,769,927
                                       ==========    ==========

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------

                                               December 31,
                                               -----------
                                            1994         1995
                                            ----         ----

Balance at beginning of period         $   818,045    $  976,612

Depreciation expense for
       the period                          158,567       198,590
                                       ----------     ----------

Balance at close of period             $   976,612    $1,175,202
                                       ===========    ==========

PROPERTIES
- -------------------------------------------------------------------------------



       LEASE                                               TYPE OF OWNERSHIP
      OBLIGOR          TYPE OF PROPERTY       LOCATION          INTEREST
- -------------------  -----------------     ---------------  -----------------

GIBSON GREETINGS,    Land and Manufac-          Cincinnati,      Ownership of a
INC.                 turing/Warehouse           Ohio; and        71.5% interest
                     Buildings - 2              Berea, Kentucky  in land and
                     locations                                   buildings

CLEO, INC.         Land and Manufacturing/      Memphis          Ownership of a
                   Warehouse Buildings          Tennessee        71.5% interest
                                                                 in land and
                                                                 buildings


NEW VALLEY         Land and                     Bridgeton,       Ownership of a
CORPORATION        Centralized                  Missouri         61% interest
                   Telephone Bureau                              in land and
                                                                 buildings


SPORTS &           Land and                     Moorestown,      Ownership of an
RECREATION, INC.   Building                     New Jersey       approximate 61%
                                                                 interest in land
                                                                 and building


 (1)               Land and                     Reno, Nevada     Ownership of an
                   Building                                      approximate 61%
                                                                 interest in land
                                                                 and building


HUGHES MARKETS,    Land and Dairy Pro-          Los Angeles,     Ownership of an
INC.               cessing Facility             California       approximate
                                                                 16.76% interest
                                                                 in land and
                                                                 building


AT&T CORPORATION   Land and a                   Bridgeton,       Ownership of an
                   Computer Center              Missouri         approximate 61%
                                                                 interest in land
                                                                 and building



(1) Formerly leased to New Valley Corporation.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
   UNITHOLDER MATTERS
- --------------------------------------------------------------------------------


        Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1995 there were 2,457 holders of record of the Limited Partnership Units of the Partnership.

        In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1992:


                              Cash Distributions Per Unit
                              ---------------------------
                                1993    1994    1995
                               ------  ------  -------

          First quarter        $16.95  $17.27  $ 17.34
          Second quarter        17.05   17.28    17.39
          Third quarter         17.15   17.29    17.58
          Fourth quarter        17.25   17.30   137.81  (a)
                               ------  ------  -------
                               $68.40  $69.14  $190.12
                               ======  ======  =======



(a) Includes a special distribution of $120 per Unit.



REPORT ON FORM 10-K
- --------------------------------------------------------------------------------

        The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

DIRECTORS AND SENIOR OFFICERS
- -------------------------------------------------------------------------------

        The Partnership has no directors or officers. The directors and senior officers of the Corporate General Partner are as follows:

     William Polk Carey       Chairman of the Board
                              Director
     Francis J. Carey         President
                              Director
     George E. Stoddard       Chairman of the Investment Committee
                              Director
     Raymond S. Clark         Chairman of the Executive Committee
                              Director
     Madelon DeVoe Talley     Vice Chairman of the Board
                              Director
     Barclay G. Jones III     Executive Vice President
                              Director
     Lawrence R. Klein        Chairman of the Economic Policy
                                Committee
                              Director
     Claude Fernandez         Executive Vice President
                              Chief Administrative Officer
     Howard J. Altmann        Senior Vice President
     H. Augustus Carey        Senior Vice President
     John J. Park             Senior Vice President
                              Treasurer
     Debra E. Bigler          First Vice President
     Ted G. Lagried           First Vice President
     Anthony S. Mohl          First Vice President
     Michael D. Roberts       First Vice President
                              Controller

        The directors and senior officers of W. P. Carey & Co., Inc. are substantially the same as above.


        A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

        William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

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

        Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

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

        Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

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

        Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

        H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

        John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

        Debra E. Bigler, First Vice President, joined W.P. Carey in 1989 as an assistant marketing director, rising to her present position where she bears responsibility for investor services throughout the southern United States. She was previously employed by E. F. Hutton & Company for nine years where she began as a Marketing Associate in Private Placement, Sales and Marketing and was then promoted to Regional Director.

        Ted G. Lagreid, First Vice President, joined W.P. Carey in 1994 and is regional director responsible for investor services in the western United States. Prior to joining the firm, he was a Vice President with Shurgard Capital Group, then for Sun America where he was an executive in its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the city of Seattle's Office of Management and Budget and Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, serving on its Community and Economic Advisory Commission.

        Anthony S. Mohl, First Vice President, Director of Portfolio Management, joined W.P. Carey as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

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