Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 3
filed 1996-05-13
CIK 350745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 1996
                               -------------------------------------------------
                                      or

[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from                      to
                               ---------------------   -------------------------

Commission file number                     0-10322
                       ---------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 3
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        94-2708080
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (212)  492-1100
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                   [X] Yes  [ ] No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                       [ ] Yes  [ ] No

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

                 Balance Sheets, December 31, 1995 and
                 March 31, 1996                                 2

                 Statements of Income for the three
                 months ended March 31, 1995 and 1996           3

                 Statements of Cash Flows for the three
                 months ended March 31, 1995 and 1996           4

                 Notes to Financial Statements                 5-6

     Item 2. - Management's Discussion of Operations            7


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                 8

     Signatures                                                 9



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS


                                                 December 31,     March 31
                                                     1995           1996
                                                 -------------  ------------
                                                    (Note)      (Unaudited)
          ASSETS:
     Land and buildings, net of
          accumulated depreciation of
          $1,175,202 at December 31, 1995 and
          $1,222,609 at March 31, 1996            $ 4,594,725   $ 4,547,318
     Net investment in direct
          financing leases                         25,291,792    25,383,995
     Real estate held for sale                      1,853,816
     Cash and cash equivalents                      1,158,302     1,557,326
     Accrued interest and  rents receivable           210,362       202,611
     Other assets                                     114,160       104,224
                                                  -----------   -----------

          Total assets                            $33,223,157   $31,795,474
                                                  ===========   ===========


          LIABILITIES:
     Note payable to affiliate                    $ 2,300,000   $   800,000
     Accounts payable and accrued expenses             86,776        70,723
     Accounts payable to affiliates                    57,298        78,910
     Prepaid rental income
                                                  -----------   -----------
           Total liabilities                        2,444,074       949,633
                                                  -----------   -----------


          PARTNERS' CAPITAL:
     General Partners                                 191,606       193,746

     Limited Partners (66,000 Limited
     Partnership Units issued and
     outstanding)                                  30,587,477    30,652,095
                                                  -----------   -----------
           Total partners' capital                 30,779,083    30,845,841
                                                  -----------   -----------

           Total liabilities and
             partners' capital                    $33,223,157   $31,795,474
                                                  ===========   ===========


     The accompanying notes are an integral part of the financial statements.


     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)


                       STATEMENTS OF INCOME (UNAUDITED)



                                                        Three Months Ended
                                                  March 31, 1995    March 31, 1996
                                                ------------------  --------------

Revenues:
Interest income from direct financing leases            $1,696,983      $1,176,722
Rental income from operating leases                         71,945          76,261
Other interest income                                        6,662          23,635
Other income                                                47,997
                                                        ----------      ----------
                                                         1,823,587       1,276,618
                                                        ----------      ----------

Expenses:
Interest                                                   382,376          38,835
Depreciation                                                50,124          47,407
General and administrative                                 115,500          86,144
Property expense                                           204,494         217,336
Amortization                                                 5,601
                                                        ----------      ----------
                                                           758,095         389,722
                                                        ----------      ----------


     Net income                                         $1,065,492      $  886,896
                                                        ==========      ==========


Net income allocated
   to General Partners                                 $    21,310      $   17,738
                                                       ===========      ==========


Net income allocated
   to Limited Partners                                 $ 1,044,182      $  869,158
                                                       ===========      ==========



  Net income per Unit:
       (66,000 Limited
       Partnership Units)                                   $15.82          $13.17
                                                            ======          ======

  The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)



                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     March 31,
                                                             -------------------------
                                                                1995          1996
                                                             -----------   -----------
Cash flows from operating activities:
 Net income                                                  $ 1,065,492   $   886,896
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                   55,725        47,407
  Interest income on direct financing leases
   in excess of (less than) scheduled rents                          142       (92,203)
  Net change in operating assets and liabilities                (266,295)       23,246
                                                             -----------   -----------

   Net cash provided by operating activities                     855,064       865,346
                                                             -----------   -----------
Cash flows from investing activities:
 Proceeds from sale of real estate                                           1,853,816
 Payments received in connection with
  exercise of purchase option                                    195,000
                                                             -----------   -----------

   Net cash provided by investing activities                     195,000     1,853,816
                                                             -----------   -----------

Cash flows from financing activities:
 Distributions to partners                                    (1,167,796)     (820,138)
 Partial prepayment of note payable to affiliate                            (1,500,000)
 Prepayment of mortgae notes payable                          (1,320,347)
 Payments on mortgage principal                                 (348,024)
                                                             -----------   -----------

   Net cash used in financing activities                      (2,836,167)   (2,320,138)
                                                             -----------   -----------


     Net (decrease) increase in cash and cash equivalents     (1,786,103)      399,024

  Cash and cash equivalents, beginning of period               8,851,419     1,158,302
                                                             -----------   -----------

     Cash and cash equivalents, end of period                $ 7,065,316   $ 1,557,326
                                                             ===========   ===========

  Supplemental disclosure of cash flows information:

          Interest paid                                      $   281,625   $    55,644
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

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.


Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the three months ended March 31, 1996 are summarized as follows:

Quarter Ended     General Partners  Limited Partners  Per Limited Partner Unit
- ----------------  ----------------  ----------------  ------------------------
December 31, 1995     $15,598            $804,540              $12.19
                      =======            ========              ======


A distribution of $12.34 per Limited Partner Unit for the quarter ended March 31, 1996 was declared and paid in April 1996.

Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month periods ended March 31, 1995 and 1996, the Partnership incurred management fees of $28,356 and $45,262, respectively, and general and administrative expense reimbursements of $22,230 and $24,846, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1995 and 1996 were $35,169 and $24,613, respectively.


Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                               1995        %         1996      %
                            ----------  --------  ----------  ----
  Gibson Greetings, Inc.    $1,490,522       84%  $  636,133   51%
  Cleo, Inc.                                         334,145   27
  AT&T                         114,527        7      114,651    9
  New Valley Corporation        91,934        5       91,793    7
  Hughes Markets, Inc.          71,945        4       76,261    6
                            ----------  -------   ----------  ---
                            $1,768,928      100%  $1,252,983  100%
                            ==========  =======   ==========  ===

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



  Note 5.  Sale of Real Estate:
           -------------------

  On January 10, 1996, the Partnership sold its warehouse property in Wilkes-Barre, Pennsylvania, formerly leased to The Leslie Fay Company ("Leslie Fay"), for $2,000,000. Net of the costs of selling the property, the Partnership received cash proceeds of $1,853,816. No gain or loss was recognized on the sale as the carrying value of the property was adjusted to an amount equal to the net sales proceeds as of December 31, 1995.

  The Partnership purchased the property in 1982 for $9,400,000 and entered into a long-term net lease with Leslie Fay. In 1992, Leslie Fay executed its option to purchase the property for the greater of fair market value as impacted by the lease or $9,400,000, the Partnership's purchase cost for the property. From 1992 to 1995, the Partnership and Leslie Fay were engaged in litigation regarding the sales price of the property. In 1995, Leslie Fay and the Partnership resolved the dispute and entered into a settlement. Pursuant to the settlement, the Partnership retained ownership of the property, and Leslie Fay subsequently vacated the property in September 1995, at which time the Company entered into negotiations to sell the property to an unaffiliated third party. Total proceeds from the settlement which were collected in a series of payments during the litigation period amounted to $18,665,601. In addition, the Partnership has a bankruptcy claim of $2,650,000 against Leslie Fay as an unsecured creditor. The Partnership may not realize the full amount of the bankruptcy claim.



  Note 6.  Property Leased to Hughes Markets, Inc.:
           ---------------------------------------

  The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an affiliate, own a dairy processing facility in Los Angeles, California as tenants-in-common with 16.76% and 83.24% ownership interests, respectively. On May 1, 1996, the Partnership and CPA(R):4 entered into a lease amendment agreement with the lessee, Hughes Markets, Inc. ("Hughes"), to extend the lease term from April 30, 1996 to April 30, 1998. Under the extension agreement, monthly rent will increase to $336,166 (of which the Partnership's share will be $56,337) from $151,686 (of which the Partnership's share was $25,420). At the end of the two-year period, Hughes will make a lump sum payment of $3,500,000 (of which the Partnership's share will be approximately $587,000). Hughes is obligated to provide the Partnership and CPA(R):4 a letter of credit, cash deposit or other form of security acceptable at the Partnership and CPA(R):4's sole discretion to ensure payment of the $3,500,000. Hughes may extend the lease on a month-to-month basis for up to six months at a rental of $500,000 per month.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



  Results of Operations:
  ---------------------

  The results of operations for the three-month period ended March 31, 1996 reflected a 17% decrease in net income as compared with the results for the three-month period ended March 31, 1995. Approximately 4% of the decrease was due to an item of nonrecurring other income recorded in the first quarter of 1995. The remaining decrease in earnings was due to a decrease in lease revenues which resulted solely from the November 1995 lease restructuring on the master lease with Gibson Greetings, Inc. ("Gibson") in November 1995, which included severing one property from the Gibson lease and entering into a new lease with Cleo, Inc. ("Cleo"). Pursuant to the lease restructuring, the mortgage loan on the Gibson properties was paid off using proceeds from a lump sum payment made by Gibson in 1995; annual lease rentals on the Gibson and Cleo leases were reduced by an amount approximating the annual debt service on the retired loan. In addition, lease terms were extended beyond the original expiration date. Net cash flow from the restructured leases has increased although net income decreased due to the reduction of rents associated with the principal amortization component of the debt service on the retired loan. As more fully described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, Management believes that the restructuring has significantly reduced the concentration of risk associated with the Gibson lease as its share of total lease revenues has decreased from 84% to 51%. The decrease in revenues was partially offset by a significant decrease in interest expense. During 1995, the Partnership paid off all of its mortgage debt including the mortgage loan on the Gibson properties. Interest expense is expected to decrease further as the Partnership continues to reduce the outstanding balance on its note payable to an affiliate. In spite of the reduction in revenues and net income, cash flow from operations increased modestly.

  The Partnership's lease with Hughes Markets, Inc. ("Hughes") for the dairy processing plant in Los Angeles, California has been extended through April 30, 1998. Annual cash flow will increase by $371,000 during this extension term. In addition, the Partnership will receive a lump sum payment of $587,000 at the end of the two-year period. Rentals and cash flow will also benefit from the commencement in July 1996 of monthly rental payments of $15,600 on the Partnership's lease with Sports & Recreation, Inc. for its property in Moorestown, New Jersey.



  Financial Condition:
  -------------------

  There has been no material change in the Partnership's financial condition since December 31, 1995. During the period, the Partnership sold its property in Wilkes-Barre, Pennsylvania and used the proceeds of $1,854,000 to reduce the outstanding balance on its note payable to an affiliate to $800,000. Cash flow from operations of $865,000 was sufficient to fund distributions to partners of $820,000. With the extension of the Hughes lease, the Partnership should be able to generate sufficient cash flow to retire the note payable in the ordinary course of business while increasing the rate of distributions to partners. As the property can be adapted for other purposes, Management believes that it would be successful in remarketing the property within a reasonable period after Hughes vacates the property.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)



                                    PART II
                                    -------



  Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
  ------------------------------------------

       (a)   Exhibits:

             None

       (b)   Reports on Form 8-K

             During the quarter ended March 31, 1996, the Partnership was not required to file any reports on form 8-K.

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


                               CORPORATE PROPERTY ASSOCIATES 3
                               (a California limited partnership)

                               By: W.P. CAREY & CO., INC.



  05/09/96                     By: /s/ Claude Fernandez
- -------------                      -----------------------------
    Date                               Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Financial Officer)



  05/09/96                     By:  /s/ Michael D. Roberts
- -------------                       -----------------------------
    Date                                Michael D. Roberts
                                        First Vice President and Controller
                                        (Principal Accounting Officer)