Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 3
filed 1996-08-12
CIK 350745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                JUNE 30, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                       to
                               ---------------------    ------------------

      Commission file number                0-10322
                             -------------------------------------------

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

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)


                                     INDEX


                                                                        Page No.
                                                                        --------
PART I
- ------

Item 1. - Financial Information

            Balance Sheets, December 31, 1995 and
            June 30, 1996                                                     2

            Statements of Income for the three and six
            months ended June 30, 1995 and 1996                               3

            Statements of Cash Flows for the six
            months ended June 30, 1995 and 1996                               4

            Notes to Financial Statements                                   5-6

Item 2. - Management's Discussion of Operations                               7

PART II
- -------

Item 6. - Exhibits and Reports on Form 8-K                                    8

Signatures                                                                    9



* The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS


                                                 December 31,     June 30,
                                                     1995           1996
                                                 -------------  ------------
                                                    (Note)      (Unaudited)
          ASSETS:
     Land and buildings, net of
          accumulated depreciation of
          $1,175,202 at December 31, 1995 and
          $1,270,016 at March 31, 1996            $ 4,594,725   $ 4,499,911
     Net investment in direct
          financing leases                         25,291,792    25,481,351
     Real estate held for sale                      1,853,816
     Cash and cash equivalents                      1,158,302     1,281,119
     Accrued interest and  rents receivable           210,362       205,112
     Other assets                                     114,160       309,327
                                                  -----------   -----------

          Total assets                            $33,223,157   $31,776,820
                                                  ===========   ===========


          LIABILITIES:
     Note payable to affiliate                    $ 2,300,000   $   500,000
     Accounts payable and accrued expenses             86,776        46,367
     Accounts payable to affiliates                    57,298       102,300
                                                  -----------   -----------

           Total liabilities                        2,444,074       648,667
                                                  -----------   -----------


          PARTNERS' CAPITAL:
     General Partners                                 191,606       199,568

     Limited Partners (66,000 Limited
     Partnership Units issued and
     outstanding)                                  30,587,477    30,928,585
                                                  -----------   -----------
           Total partners' capital                 30,779,083    31,128,153
                                                  -----------   -----------

           Total liabilities and
             partners' capital                    $33,223,157   $31,776,820
                                                  ===========   ===========

     The accompanying notes are an integral part of the financial statements.


     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

                       STATEMENTS OF INCOME (UNAUDITED)


                                         Three Months Ended                Six Months Ended
                                 June 30, 1995      June 30, 1996    June 30, 1995  June 30, 1996
                               ------------------  ----------------  -------------  -------------

Revenues:
Interest from direct
financing leases                       $1,696,969        $1,181,875     $3,393,952     $2,358,597
 Rental income from
operating leases                           71,944           186,987        143,889        263,248
 Other interest income                     57,540            15,906         64,202         39,541
 Other income                                                               47,997
                                       ----------        ----------     ----------     ----------
                                        1,826,453         1,384,768      3,650,040      2,661,386
                                       ----------        ----------     ----------     ----------

Expenses:
 Interest                                 344,225            15,239        726,601         54,074
 Depreciation                              50,124            47,407        100,248         94,814
 General and administrative                73,601            82,603        189,101        168,747
 Property expense                         314,699           126,325        519,193        343,661
 Amortization                               5,602                           11,203
                                       ----------        ----------     ----------     ----------
                                          788,251           271,574      1,546,346        661,296
                                       ----------        ----------     ----------     ----------
Net income                             $1,038,202        $1,113,194     $2,103,694     $2,000,090
                                       ==========        ==========     ==========     ==========
Net income allocated
 to General Partners                   $   20,764        $   22,264     $   42,074     $   40,002
                                       ==========        ==========     ==========     ==========
Net income allocated
 to Limited Partners                   $1,017,438        $1,090,930     $2,061,620     $1,960,088
                                       ==========        ==========     ==========     ==========
Net income per Unit
 (66,000 Limited
 Partnership Units)                        $15.42            $16.53         $31.24         $29.70
                                           ======            ======         ======         ======


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

                     STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                   1995          1996
                                                                               ------------  ------------
  Cash flows from operating activities:
       Net income                                                              $ 2,103,694   $ 2,000,090
       Adjustments to reconcile net income to
            net cash provided by operating activities:
            Depreciation and amortization                                          111,451        94,814
            Amortization of unearned income on direct
                  financing leases in excess of scheduled rents                        298      (140,676)
            Scheduled rents on operating leases less than
                  straight-line adjustments                                                      (48,883)
            Net change in operating assets and liabilities                        (210,257)     (185,324)
                                                                               -----------   -----------

                  Net cash provided by operating activities                      2,005,186     1,720,021
                                                                               -----------   -----------
  Cash flows from investing activities:
       Proceeds from sale of real estate                                                       1,853,816
       Payments received in connection with
            exercise of purchase option                                            390,001
                                                                               -----------   -----------

                  Net cash provided by investing activities                        390,001     1,853,816
                                                                               -----------   -----------
  Cash flows from financing activities:
       Distributions to partners                                                (2,338,959)   (1,651,020)
       Partial prepayment of note payable to affiliate                                        (1,800,000)
       Payments on mortgage principal                                             (629,060)
       Prepayment on mortgage notes payable                                     (1,320,347)
                                                                               -----------   -----------
                  Net cash used in financing activities                         (4,288,366)   (3,451,020)
                                                                               -----------   -----------
                       Net (decrease) increase in cash and cash equivalents     (1,893,179)      122,817

            Cash and cash equivalents, beginning of period                       8,851,419     1,158,302
                                                                               -----------   -----------
                       Cash and cash equivalents, end of period                $ 6,958,240   $ 1,281,119
                                                                               ===========   ===========
  Supplemental disclosure of cash flows information:

         Interest paid                                                         $   741,153   $    75,604
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


  Note 2.  Distributions to Partners:
           -------------------------

  Distributions declared and paid to partners during the six months ended June 30, 1996 are summarized as follows:

Quarter Ended          General Partners  Limited Partners  Per Limited Partner Unit
- ---------------------  ----------------  ----------------  ------------------------
  December 31, 1995             $15,598          $804,540                    $12.19
                                =======          ========                    ======
  March 31, 1996                $16,442          $814,440                    $12.34
                                =======          ========                    ======

  A distribution of $12.38 per Limited Partner Unit for the quarter ended June 30, 1996 was declared and paid in July 1996.


  Note 3.  Transactions with Related Parties:
           ---------------------------------

  For the three-month and six-month periods ended June 30, 1995 the Partnership incurred management fees of $51,767 and $80,123, respectively, and general and administrative expense reimbursements of $23,255 and $45,485, respectively. For the three-month and six-month periods ended June 30, 1996, the Partnership incurred management fees of $70,070 and $115,332, respectively, and general and administrative expense reimbursements of $16,048 and $40,894, respectively.

  The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1995 and 1996 were $51,825 and $39,726, respectively.


  Note 4.  Industry Segment Information:
           ----------------------------

  The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                               1995      %       1996      %
                            ----------  ----  ----------  ----
  Gibson Greetings, Inc.    $2,981,045   84%  $1,275,373   49%
  Cleo, Inc.                                     670,340   25
  Hughes Markets, Inc.         143,889    4      263,248   10
  AT&T                         229,072    7      229,335    9
  New Valley Corporation       183,835    5      183,549    7
                            ----------  ---   ----------  ---
                            $3,537,841  100%  $2,621,845  100%
                            ----------  ---   ----------  ---

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


  Note 5.  Property Leased to Hughes Markets, Inc.:
           ---------------------------------------

  The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an affiliate, own a dairy processing facility in Los Angeles, California as tenants-in-common with 16.76% and 83.24% ownership interests, respectively.
  On May 1, 1996, the Partnership and CPA(R):4 entered into a lease amendment agreement with the lessee, Hughes Markets, Inc. ("Hughes"), to extend the lease term which initial term had expired on April 30, 1996 to April 30, 1998. Under the extension agreement, Hughes' monthly rent increased to $336,166 (of which the Partnership's share is $56,337) from $151,686 (of which the Partnership's share was $25,420). At the end of the two-year period, Hughes is obligated to pay a lump sum rental payment of $3,500,000 (of which the Partnership's share will be approximately $587,000). Hughes has an option to extend the lease on a month-to-month basis for up to six months at a rental of $500,000 per month.

  In accordance with the lease amendment agreement, Hughes has provided the Partnership and CPA(R):4 an irrevocable letter of credit of $3,500,000, an amount equal to Hughes' lump sum payment obligation. For financial reporting purposes, the $3,500,000 rental payable at the end of the lease term is being recognized on a straight-line basis over the term of the lease extension period.

  Note 6.  Property in Moorestown, New Jersey:
           ----------------------------------

  On April 7, 1995, the Partnership and Corporate Property Associates 2 (CPA(R):2), an affiliate, which own a property in Moorestown, New Jersey, as tenants-in-common with ownership interests of 61% and 39%, respectively, entered into a net lease for the Moorestown property with Sports & Recreation, Inc. ("Sports & Recreation"). The lease provided for an initial term of 16 years with an initial annual rent of $308,750 (of which the Partnership's share would be $187,750). The lease provided for a feasibility period through December 31, 1995 with an option for Sports & Recreation to terminate the lease on or before the expiration of such feasibility period. Sports & Recreation did not exercise its option and, in January 1996, commenced construction to convert the facility into a retail store (with the Partnership and CPA(R):2 having an obligation to reimburse Sports & Recreation for certain construction costs).

  Sports & Recreation was scheduled to make its first monthly rental payment on July 1, 1996; however, no rental payment was received. On July 2, 1996, Sports & Recreation notified the Partnership and CPA(R):2 that it intended to terminate the lease, offering $300,000 as a settlement in exchange for being released from its lease obligations. The Partnership and CPA(R):2 rejected this offer as inadequate and made a counter-offer to Sports & Recreation as to the amount that they would accept in order to release Sports & Recreation from its obligations. In addition, the Partnership and CPA(R):2 have declared the lease in default and intend to seek various remedies available under the lease. As a result of this dispute and the nonpayment of rent by Sports & Recreation, the Partnership has not recognized any rental income from the Sports & Recreation lease in the accompanying financial statements.

  Note 7.  Property in Reno, Nevada:
           ------------------------

  The Partnership and CPA(R):2 own a property in Reno, Nevada as tenants-in-common with 61% and 39% interests, respectively. In December 1994, the United States Bankruptcy Court approved the termination of New Valley Corporation's ("New Valley") lease for the property at which time New Valley vacated the property.

  The Partnership and CPA(R):2 are in the process of finalizing a net lease agreement with Excel Telecommunications, Inc. ("Excel") for the Reno property. The lease is expected to provide for an initial term of ten years followed by lessee options for two five-year renewal terms. Annual rent during the first five lease years is expected to be $532,800 (of which the Partnership's share would be $325,000) increasing to $580,800 (of which the Partnership's share would be $354,000), thereafter. Excel will have the right to terminate the lease at the end of the sixth lease year.

  The Partnership and CPA(R):2 are committed to provide Excel with an allowance of up to approximately $1,400,000 (of which the Partnership's share would be $854,000) which would allow Excel to retrofit the facility to its specifications. The Partnership and CPA(R):2 will be obligated to maintain and repair the roof; however, if the roof is replaced, Excel will assume the maintenance and repair obligation subsequent to any roof replacement.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------


  Results of Operations:
  ---------------------

       Net income for the three-month period ended June 30, 1996 increased by $75,000 while net income decreased by $104,000 for the six-month period ended June 30, 1996 as compared with the similar periods ended June 30, 1995. The increase in net income for the comparable three-month period was due to decreases in interest and property expenses and were partially offset by a decrease in lease revenues. The decrease in interest expense was due to the satisfaction of all the Partnership's outstanding mortgage loans during 1995 and the decrease in the balance of a note payable obligation to an affiliate from $2,300,000 at December 31, 1995 to $500,000. The decrease in property expenses was due to the costs incurred in 1995 in connection with the Partnership's dispute with the Leslie Fay Company which was successfully resolved in August 1995. The decrease in lease revenues resulted solely from the November 1995 lease restructuring of the master lease with Gibson Greetings, Inc. ("Gibson") which included severing one property from the Gibson master lease and entering into a new lease with Cleo, Inc. ("Cleo").
  As more fully described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, Management believes that significant benefits were achieved as the mortgage debt on the three properties was retired, the concentration of risk associated with Gibson's 84% share of the Partnership's lease revenues was reduced to 49% and the initial terms of the Gibson and Cleo leases were extended beyond the original expiration of 2002. Lease revenues during the three-month period reflect the benefit of the lease amendment agreement, effective May 1, 1996, negotiated with Hughes Markets, Inc. ("Hughes"). As a result of the agreement, the Hughes lease was renewed for a two-year term at a significantly higher monthly rental as well as a lump sum payment to be received in 1998. Annual cash flow from the Hughes lease will increase by $371,000 during the extension term in addition to the lump sum payment of $587,000. The decrease in net income for the comparable six-month periods was due, in part, to $48,000 of nonrecurring other income in 1995 (which did not impact the comparable three-month periods). The slight decrease in income, excluding the effect of the nonrecurring other income was due to the aforementioned decrease in lease revenues and offset by decreases in interest expense and property expenses; however, the effects of the decrease in interest on the note payable to affiliate and the increase in rent from the Hughes lease amendment were not as significant for the full six-month period as for the three-month period.


  Financial Condition:
  -------------------

       There has been no material change in the Partnership's financial condition since December 31, 1995. Cash flow from operations of $1,720,000 was sufficient to fund distributions to partners of $1,651,000. During the first quarter, the Partnership sold its property in Wilkes-Barre, Pennsylvania and realized proceeds of $1,854,000. The Partnership also reduced its note obligation to an affiliate by $1,800,000 to $500,000. Based on projections of cash flow from operations, Management believes that the remaining balance of this note payable can be paid off in the ordinary course of business. Such projection includes the increased cash flow from the Hughes property. As all of the Partnership's properties are unleveraged, the Partnership has significant borrowing capacity and, if necessary, can use such capacity to fund its commitment of up to $854,000 to retrofit its Reno, Nevada property which is to be occupied by Excel Telecommunications, Inc. ("Excel"). A lease with Excel is in the process of being finalized.

       The Partnership is currently pursuing its remedies against Sports & Recreation, Inc. ("Sports & Recreation") due to Sports & Recreation's default under its lease for a property in Moorestown, New Jersey. Although Sports & Recreation has offered a cash settlement to terminate the lease, the Partnership has rejected such offer as inadequate and has proposed a counter-offer to Sports & Recreation. There is no assurance that this dispute will be resolved soon.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)

                                    PART II
                                    -------


  Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
  ------------------------------------------

       (a)  Exhibits:

            None

       (b)  Reports on Form 8-K

            During the quarter ended June 30, 1996, the Partnership was not required to file any reports on form 8-K.

                        CORPORATE PROPERTY ASSOCIATES 3
                      (a California limited partnership)


                                  SIGNATURES
                                  ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CORPORATE PROPERTY ASSOCIATES 3
                               (a California limited partnership)

                               By:       W.P. CAREY & CO., INC.



8/8/96                         By:  /s/ Claude Fernandez
- -------                           ----------------------------------
Date                                    Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Financial Officer)



8/8/96                         By:  /s/ Michael D. Roberts
- -------                           ----------------------------------
Date                                    Michael D. Roberts
                                        First Vice President and
                                        Controller
                                        (Principal Accounting Officer)