Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 3
filed 1996-11-08
CIK 350745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1996
                              --------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  --------------------------------

Commission file number                0-10322
                      ----------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 3
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   CALIFORNIA                               94-2708080
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                                 No.)



50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (212)  492-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                     INDEX



                                                             Page No.
                                                             --------

     PART I
     ------

     Item 1. - Financial Information*

                Balance Sheets, December 31, 1995 and
                September 30, 1996                              2

                Statements of Income for the three and nine
                months ended September 30, 1995 and 1996        3

                Statements of Cash Flows for the nine
                months ended September 30, 1995 and 1996        4

                Notes to Financial Statements                  5-6

     Item 2. - Management's Discussion of Operations            7



     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                 8

     Signatures                                                 9



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS

                                                 December 31,   September 30,
                                                     1995            1996
                                                 -------------  --------------
                                                    (Note)       (Unaudited)
          ASSETS:

     Land and buildings, net of
          accumulated depreciation of
          $1,175,202 at December 31, 1995 and
          $1,317,424 at September 30, 1996        $ 4,594,725     $ 4,452,503
     Net investment in direct
          financing leases                         25,291,792      25,584,163
     Real estate held for sale                      1,853,816
     Cash and cash equivalents                      1,158,302       1,619,726
     Accrued interest and rents receivable            210,362         235,072
     Other assets                                     114,160         264,938
                                                  -----------     -----------

           Total assets                           $33,223,157     $32,156,402
                                                  ===========     ===========


          LIABILITIES:

     Note payable to affiliate                    $ 2,300,000     $   500,000
     Accounts payable and accrued expenses             86,776          53,675
     Accounts payable to affiliates                    57,298          74,733
                                                  -----------     -----------

           Total liabilities                        2,444,074         628,408
                                                  -----------     -----------


          PARTNERS' CAPITAL:

     General Partners                                 191,606         207,565

     Limited Partners (66,000 Limited
     Partnership Units issued and
     outstanding)                                  30,587,477      31,320,429
                                                  -----------     -----------
           Total partners' capital                 30,779,083      31,527,994
                                                  -----------     -----------

           Total liabilities and
             partners' capital                    $33,223,157     $32,156,402
                                                  ===========     ===========

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)





                                Three Months Ended         Nine Months Ended
                              September     September    September    September
                               30, 1995     30, 1996      30, 1995     30, 1996
                             ------------  -----------  ------------  ----------
Revenues:
 Interest from direct
  financing leases            $ 1,696,972  $ 1,187,332   $ 5,090,924  $3,545,929
 Rental income from
  operating leases                 71,945      289,263       215,834     552,511
 Other interest income            124,200       16,969       188,402      56,510
 Other income                                   75,000        47,997      75,000
                              -----------  -----------   -----------  ----------
                                1,893,117    1,568,564     5,543,157   4,229,950
                              -----------  -----------   -----------  ----------

Expenses:
  Interest                        337,081       10,542     1,063,682      64,616
  Depreciation                     50,124       47,408       150,372     142,222
  General and
   administrative                  95,340       72,994       284,441     241,741
  Property expense                164,323      204,024       683,516     547,685
  Amortization                      5,601                     16,804
                              -----------  -----------   -----------  ----------
                                  652,469      334,968     2,198,815     996,264
                              -----------  -----------   -----------  ----------

    Income before gain
      on settlement             1,240,648    1,233,596     3,344,342   3,233,686

  Gain on settlement           11,499,176                 11,499,176
                              -----------  -----------   -----------  ----------

    Net income                $12,739,824  $ 1,233,596   $14,843,518  $3,233,686
                              ===========  ===========   ===========  ==========

Net income allocated
 to General Partners          $   254,796  $    24,672   $   296,870  $   64,674
                              ===========  ===========   ===========  ==========

Net income allocated
 to Limited Partners          $12,485,028  $ 1,208,924   $14,546,648  $3,169,012
                              ===========  ===========   ===========  ==========

Net income per Unit
 (66,000 Limited
 Partnership Units)               $189.16       $18.32       $220.40      $48.02
                                  =======       ======       =======      ======


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                       1995           1996
                                                   -------------  ------------
Cash flows from operating activities:
 Net income                                        $ 14,843,518    $ 3,233,686
 Adjustments to reconcile net income to
   net cash provided by operating
    activities:
   Depreciation and amortization                        167,176        142,222
   Interest income on direct financing
    leases in excess of (less than) scheduled rents         450       (292,371)
   Scheduled rents on operating leases less
    than straight-line adjustments                                    (122,208)
   Gain on settlement, net                          (11,499,176)
   Net change in operating assets and
    liabilities                                          18,992        (68,946)
                                                   ------------    -----------

    Net cash provided by operating
     activities                                       3,530,960      2,892,383
                                                   ------------    -----------

Cash flows from investing activities:
 Proceeds from settlement, net                        4,850,869
 Proceeds from sale of real estate                                   1,853,816
 Payments received in connection with
   exercise of purchase option                          585,000
                                                   ------------    -----------

    Net cash provided by investing
     activities                                       5,435,869      1,853,816
                                                   ------------    -----------

Cash flows from financing activities:
 Distributions to partners                           (3,522,918)    (2,484,775)
 Payments on mortgage principal                        (917,179)
 Partial prepayment of note payable to
  affiliate                                                         (1,800,000)
 Prepayment on mortgage notes payable                (1,320,347)
                                                   ------------    -----------

    Net cash used in financing activities            (5,760,444)    (4,284,775)
                                                   ------------    -----------


      Net increase in cash and cash
       equivalents                                    3,206,385        461,424

   Cash and cash equivalents, beginning of
    period                                            8,851,419      1,158,302
                                                   ------------    -----------

      Cash and cash equivalents, end of
       period                                      $ 12,057,804    $ 1,619,726
                                                   ============    ===========

Supplemental disclosure of cash flows information:

           Interest paid                           $  1,080,275    $    86,765
                                                   ============    ===========

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


Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the nine months ended September 30, 1996 are summarized as follows:


  Quarter Ended       General Partners      Limited Partners      Per Limited Partner Unit
  -------------       ----------------      ----------------      ------------------------
December 31, 1995          $15,598              $804,540                   $12.19
                           =======              ========                   ======
March 31, 1996             $16,442              $814,440                   $12.34
                           =======              ========                   ======
June 30, 1996              $16,675              $817,080                   $12.38
                           =======              ========                   ======


A distribution of $12.39 per Limited Partner Unit for the quarter ended September 30, 1996 was declared and paid in October 1996.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $407,817 and $487,940, respectively, and general and administrative expense reimbursements of $26,452 and $71,937, respectively. For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred management fees of $51,632 and $166,964 respectively, and general and administrative expense reimbursements of $23,971 and $64,865, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1995 and 1996 were $71,514 and $51,977, respectively.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                  1995        %           1996      %
                                  ----       ----         ----     ----
Gibson Greetings, Inc.         $4,471,567     84%      $1,917,936   47%
Cleo, Inc.                                              1,008,674   25
Hughes Markets, Inc.              215,834      4          505,597   12
AT&T                              343,657      7          344,053    8
New Valley Corporation            275,700      5          275,266    7
Other                                                      46,914    1
                               ----------    ----      ----------  ----
                               $5,306,758    100%      $4,098,440  100%
                               ==========    ====      ==========  ====



Note 5.  Property in Reno, Nevada:
         ------------------------

The Partnership and Corporate Property Associates 2 ("CPA(R):2"), an affiliate, own a property in Reno, Nevada as tenants-in-common with 61% and 39% interests, respectively. The property has been vacant since December 1994 when a lease with New Valley Corporation was terminated pursuant to an order of the bankruptcy court. On August 28, 1996, the Partnership and CPA(R):2 entered into a net lease agreement for the Reno property with Excel Teleservices, Inc. ("Excel"). The lease obligations of Excel have been guaranteed by its parent company, Excel Communications, Inc.

Under the lease, the Partnership and CPA(R):2 are obligated to fund an allowance for tenant improvements to the facility of up to $1,341,600. In addition, the lease requires the Partnership and CPA(R):2 to repair and/or replace the HVAC system and roof; such repair costs are estimated to amount to $228,000. The Partnership's share of allowance and repair costs amount to approximately $958,000.

The initial lease term of ten years will commence at the earlier of December 26, 1996 or the date on which Excel commences operations at the facility. Rent will be $532,800 during the first five years and increase to $580,800 for the remainder of the initial term (of which the Partnership's share will be $325,000 and $354,000, respectively). The lease also provides Excel with two five-year renewal options with the rent during such renewal terms based on the then prevailing market rate. Excel has the right to terminate the lease at the end of the sixth lease year.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
---------------------

   The results of operations for the three-month and nine-month periods ended September 30, 1996 are not directly comparable to the same periods ended September 30, 1995 as the Partnership recognized a nonrecurring gain of $11,499,000 on the settlement of its dispute with The Leslie Fay Company ("Leslie Fay") in 1995. Excluding the effect of the gain on settlement, earnings for the current three-month and nine-month periods decreased by $7,000 and $111,000, respectively. For both current periods, the decreases in earnings are due to decreases in lease revenues and other interest income and, for the current three-month period, an increase in property expense. These effects were significantly offset by a decrease in interest expense. The decrease in lease revenues resulted from the lease restructuring transaction in the fourth quarter of 1995 with Gibson Greetings, Inc. ("Gibson"). In connection with the restructuring, the Partnership received a substantial lump sum payment in consideration for severing one of the properties from the Gibson lease, entering into a lease for such property with Cleo, Inc. ("Cleo") and modifying the existing lease with Gibson. The Partnership used the lump sum consideration received from Gibson to retire the mortgage debt on the Gibson and Cleo properties at the time of the restructuring. Although the rent from the Gibson and Cleo properties subsequent to the restructuring was reduced, cash flow (rent less mortgage debt service) from such properties has remained stable due to the retirement of the debt. Rentals from Hughes Markets, Inc. increased primarily as a result of the two-year lease extension agreement which commenced in May 1996 and which increased annual rentals by $371,000 and also provides for a lump sum rental payment of $587,000 at the end of such term. For financial reporting purposes, the lump sum rental payment is being recognized as rental income on a straight-line basis over the extended term. The decrease in other interest income was due to the higher cash balances held in 1995 for the period from which cash was received in connection with the Leslie Fay settlement before payment of a special distribution of $120 per Limited Partnership Unit in October 1995. The decrease in interest expense was due to the satisfaction of all remaining mortgage debt in 1995, including prepayments of three mortgage loans in the first quarter and the aforementioned satisfaction of the Gibson mortgage debt in the fourth quarter. Although property expenses increased during the three-month period, the increase was primarily due to the timing of costs incurred for maintaining the Reno, Nevada and Moorestown, New Jersey properties as costs did not increase for the comparable nine-month periods.


Financial Condition:
-------------------

   There has been no material change in the Partnership's financial condition since December 31, 1995. Cash flow from operations of $2,892,000 was sufficient to fund distributions to partners of $2,485,000. During the first quarter, the Partnership sold the property formerly leased to Leslie Fay and realized cash proceeds of $1,854,000. The Partnership also reduced its note payable from $2,300,000 to $500,000. With the improvement of the Partnership's cash balances to $1,620,000, the Partnership should have sufficient cash reserves to fully fund its $958,000 share of costs required under the Excel Teleservices, Inc. ("Excel") lease which has been entered into for the Reno property. To the extent that cash reserves are not at an acceptable level after funding the Excel improvements, the Partnership has substantial borrowing capacity as none of the Partnership's properties are encumbered by mortgage debt. As annual cash flow will increase by $325,000 when Excel commences paying rent, the Partnership may have the ability to maintain its cash balances at an acceptable level without needing to borrow any funds. The Partnership received $47,000 during the third quarter for its share of rents from Sports & Recreation, Inc. ("Sports & Recreation") for the Moorestown property and has received all subsequent rents. Sports & Recreation had been in the process of renovating the Moorestown property, but has decided not to occupy the property. The Partnership and Sports & Recreation previously engaged in discussions regarding a settlement of the lease obligation, and the Partnership would consider new settlement proposals.

     The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)   Exhibits:

            None

      (b)   Reports on Form 8-K

            During the quarter ended September 30, 1996, the Partnership was not required to file any reports on form 8-K.

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


                            CORPORATE PROPERTY ASSOCIATES 3
                            (a California limited partnership)

                            By:  W.P. CAREY & CO., INC.



  11/8/96                   By: /s/ Claude Fernandez
-----------                     -----------------------------
    Date                            Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)


  11/8/96                   By: /s/ Michael D. Roberts
-----------                     ------------------------------
    Date                            Michael D. Roberts
                                    First Vice President and Controller
                                    (Principal Accounting Officer)