Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 3
filed 1997-04-03
CIK 350745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to _____________________

Commission file number 0-10322

                         CORPORATE PROPERTY ASSOCIATES 3
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                      94-2708080
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                   10020
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

                 NONE                                        NONE
    -------------------------------              -------------------------------

    _______________________________              _______________________________

           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                                (Title of Class)

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

                                                                  |X| Yes |_| No

      Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                                |X|

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART I

Item 1. Business.

            Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on November 7, 1980. The General Partners of Registrant are W.P. Carey & Co., Inc. (the "Corporate General Partner" or "W.P. Carey") and William Polk Carey (the "Individual General Partner"). The Corporate General Partner, the Individual General Partner and/or affiliates are also the General Partners of affiliates of Registrant, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9") and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with Carey Corporate Property Management Company ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated July 31, 1981, as supplemented by Supplements dated December 9, 1981, January 8, 1982 and February 10, 1982, filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 and such Prospectus and such Supplements are incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

            Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

            The properties owned by Registrant are described in Properties in
Item 2. Registrant's entire net proceeds from the public offering, less any return of capital and the working capital reserve have been fully invested in net leased commercial and industrial real estate since June 1, 1983, the date of Registrant's final real estate acquisition.

            For the year ended December 31, 1996, revenues from properties occupied by lease obligors which accounted for 10% or more of leasing revenues of Registrant were as follows: Gibson Greetings, Inc. ("Gibson"), 46%, Cleo, Inc. ("Cleo"), 24% and Hughes Markets, Inc. ("Hughes"), 13%. No other property owned by Registrant accounted for 10% or more of its total operating revenues during 1996. CSS Industries ("CSS") is the guarantor of the Cleo lease. See Note 8 to the Financial Statements in Item 8. CSS and Gibson are publicly traded companies. For the year ended December 31, 1995, CSS' audited financial statements reported revenues of $286,412,000, net income of $15,775,000, total assets of $374,961,000 and shareholders' equity of $153,856,000. For the nine-month period ended September 30, 1996, CSS unaudited financial statements reported revenues of $242,102,000, net income of $7,299,000, total assets of $374,961,000 and total shareholders' equity of $161,052,000. For the year ended December 31, 1995, Gibson's audited financial statements reported revenues of $540,821,000, a net loss of $46,484,000, total assets of $425,827,000 and shareholders' equity of $230,242,000. Gibson's unaudited financial statements for the nine-month period ended September 30, 1996 reported revenues of $278,915,000, net income of $15,519,000, total assets of $418,997,000 and shareholders' equity of $248,580,000.

            All of Registrant's properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters relating to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the lease, Registrant has contingent property and liability insurance for its leased properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Presently there are no claims pending for property damages or liability claims.

            As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. As discussed in Registrant's Management's Discussion and Analysis in
Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. During the year ended December 31, 1996. Registrant modified its existing lease with Hughes and entered into a new lease with a wholly-owned subsidiary of Excel Telecommunications, Inc. ("Excel") for its property in Reno, Nevada. All of Registrant's current lease terms expire between 1998 and 2013 and provide for renewal terms.

            As Registrant has generally invested in properties which are occupied by a single corporate tenant and subject to long-term leases with such lease obligations backed by the credit of the corporate lessee, most of Registrant's properties have not been greatly affected by competitive conditions of local and regional real estate markets. Competitive conditions of such markets have become more significant due to the anticipated expiration in 1998 of the lease with Hughes for a property in Los Angeles, California. Registrant is in the process of remarketing the Los Angeles property. In selecting real estate investments, Registrant's strategy was to identify properties which included operations of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Registrant believes that this strategy reduces its exposure to the competitive conditions of the local and regional real estate markets. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

            Registrant's lease with Hughes for a dairy processing and distribution facility in Los Angeles, California which initial term expired in April 1996 was extended for a two-year extension term through April 1998. Under the extension agreement, Registrant's share of monthly rent increased from $25,420 to $56,341. In addition, Hughes is obligated to pay Registrant a lump sum of approximately $587,000 at the end of the extended lease term. Such lump sum payment is supported by an irrevocable letter of credit. Hughes also has the opportunity to extend the lease on a month-to-month basis through October 1998. Registrant is actively engaged in remarketing the property for both its current use and alternative uses.

            In August 1996, Registrant entered into a lease agreement for its Reno, Nevada property with a wholly-owned subsidiary of Excel with such lease obligations unconditionally guaranteed by Excel. The initial lease term commenced in December 1996 and the Registrant's share of annual rents is approximately $325,000. The lease provides Excel with the right to terminate the lease at the end of the sixth lease year.

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

Item 2.  Properties.

     LEASE                                                 TYPE OF OWNERSHIP
    OBLIGOR        TYPE OF PROPERTY          LOCATION          INTEREST
-----------------  -----------------        -----------    -----------------

GIBSON GREETINGS,  Land and Manufac-        Cincinnati,    Ownership of a
INC.               turing/Warehouse         Ohio and       71.5% interest
                   Buildings - 2            Berea,         in land and
                   locations                Kentucky       buildings

CLEO, INC.         Land and Manufacturing/  Memphis,       Ownership of a 71.5%
                   Warehouse Building       Tennessee      interest in land and
                                                           building

NEW VALLEY         Land and                 Bridgeton,     Ownership of an
CORPORATION        Centralized              Missouri       approximate 61%
                   Telephone Bureau                        interest in land
                                                           and building

SPORTS &           Land and                 Moorestown,    Ownership of an
RECREATION, INC.   Building                 New Jersey     approximate 61%
                                                           interest in land
                                                           and building

EXCEL TELE-        Land and                 Reno, Nevada   Ownership of an
COMMUNICATIONS,    Building                                approximate 61%
INC.                                                       interest in land
                                                           and building

HUGHES MARKETS,    Land and Dairy Pro-      Los Angeles,   Ownership of an
INC.               cessing Facility         California     approximate
                                                           16.76% interest
                                                           in land and
                                                           building

AT&T CORPORATION   Land and a               Bridgeton,     Ownership of an
                   Computer Center          Missouri       approximate 61%
                                                           interest in land
                                                           and building

            The material terms of Registrant's leases with its significant tenants are summarized in the following table:

              Partnership's
                  Share                    Current    Lease
Lease          of Current      Square      Rent Per   Expiration  Renewal  Ownership             Terms of             Gross
Obligor       Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest              Purchase Option      Costs (2)
-----------   ------------     -------     ---------  ---------   -------  ---------------       ---------------      ---------
Gibson          $2,366,571     1,194,840     2.59      11/2013      YES    71.5% interest;       Fair market          $ 9,498,662
Greetings,                                                                 remaining             value as encumbered
Inc.                                                                       interest owned        by the lease
                                                                           by Corporate
                                                                           Property Associates
                                                                           2 ("CPA(R):2")

Cleo, Inc.       1,145,400     1,006,566     1.49      12/2005      YES    71.5% interest;       The greater of         8,100,419
                                                                           remaining interest    fair market value
                                                                           owned by CPA(R):2     capped at $11,618,750
                                                                           by the lease          or $10,725,000

New Valley         372,987        78,080     7.86      11/2001      YES    61% interest;         N/A                    3,580,804
Corporation                                                                remaining
                                                                           interest owned
                                                                           by CPA(R):2

AT&T               453,422        55,810    13.37      11/2001      YES    61% interest;         N/A                    4,509,356
Corporation                                                                remaining
                                                                           interest owned
                                                                           by CPA(R):2

Hughes             676,097       390,000    10.34      04/1998      NO     16.76% interest;      N/A                    1,969,927
Markets Inc.                                                               remaining
                                                                           interest owned
                                                                           by Corporate
                                                                           Property
                                                                           Associates 4

Sports &           187,657        74,066     4.17       5/2012      YES    61% interest;         N/A                    1,800,000
Recreation                                                                 remaining
Inc.                                                                       interest owned
                                                                           by CPA(R):2

Excel Tele-        323,836        53,158    10.02      12/2002      YES    61% interest;         N/A                    2,303,443
commun-                                                                    remaining
ications, Inc.                                                             interest owned
                                                                           by  CPA(R):2

(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.
(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.

None of Registrant's properties are encumbered by mortgage debt.

Item 3. Legal Proceedings.

            On April 1, 1993, New Valley Corporation ("New Valley"), a tenant of a property owned by Registrant and formerly a tenant of two other of Registrant's properties, filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the filings, Registrant and Corporate Property Associates 2, which together own the properties as tenants-in-common, filed a bankruptcy claim in the amount of $6,766,904. New Valley is contesting the claims and Registrant and New Valley are now in litigation regarding this claim. The matter is expected to go to trial in May of 1997. No prediction regarding the outcome of this litigation can be made at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

            Information with respect to Registrant's common equity is hereby incorporated by reference to page 21 of Registrant's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

            Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.

Item 8. Financial Statements and Supplementary Data.

            The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 17 of Registrant's Annual Report contained in Appendix A:

     (i)  Report of Independent Accountants.
     (ii) Balance Sheets as of December 31, 1995 and 1996.
     (iii) Statements of Income for the years ended December 31, 1994, 1995 and 1996.
     (iv) Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.
     (v) Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
     (vi) Notes to Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

            NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

            Registrant has no officers or directors. The executive officers and directors of the Corporate General Partner are as follows:

                                                               Has Served as a
                                                               Director and/or
      Name              Age      Positions Held                Officer Since (1)
      ----              ---      --------------                -----------------

William Polk Carey       66   Chairman of the Board                 11/80
                              Director
Francis J. Carey         71   President                             11/80
                              Director
George E. Stoddard       80   Chairman of the Investment            11/80
                              Committee Director
Madelon DeVoe Talley     65   Vice Chairman of the Board             4/86
                              Director
Lawrence R. Klein        76   Chairman of the Economic Policy        4/84
                                  Committee
                              Director
Barclay G. Jones III     36   Executive Vice President               8/82
                              Director
Claude Fernandez         44   Executive Vice President               3/83
                              Chief Administrative Officer
H. Augustus Carey        39   Senior Vice President                  8/88
Anthony S. Mohl          34   Senior Vice President                  9/87
John J. Park             32   Senior Vice President                  7/91
                              Treasurer
Michael D. Roberts       45   First Vice President                   4/89
                              Controller

(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.

            William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

            A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

            Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).

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

            Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and a Trustee of the New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Mrs. Talley was also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International and Public Affairs at Columbia University.

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

            Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

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

            H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

            John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.

Item 11. Executive Compensation.

            Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 1.9% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and .1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $62,206 and $3,274 respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1996. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $9,860 ($49.30 per Unit) during the year ended December 31, 1996. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1996. Although Registrant is authorized to pay the Individual General Partner a fee of up to $15,000 in any year beginning after December 31, 1980, no fee will be paid so long as Mr. Carey is the Individual General Partner and no fee may be paid to any successor Individual General Partner appointed by Mr. Carey pursuant to the Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

            As of December 31, 1996, no person owned of record, or was known by Registrant to own beneficially, more than 5% of the Limited Partnership Units of Registrant.

            The following table sets forth as of March 15, 1997 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                 Number of Units
                             Name of              and Nature of         Percent
Title of Class          Beneficial Owner       Beneficial Ownership     of Class
--------------          ----------------       --------------------     --------
Limited
  Partnership Units     William Polk Carey (1)       211  units          .30%
                        Francis J. Carey
                        George E. Stoddard
                        Madelon DeVoe Talley
                        Barclay G. Jones III
                        Lawrence R. Klein
                        Claude Fernandez
                        H. Augustus Carey             42                 .10%
                        Anthony S. Mohl
                        John J. Park
                        Michael D. Roberts
                                                     ---                 ----
All executive officers
and directors as a
group (11 persons)                                   253  units          .40%
                                                     ===                 ====

            (1) As of March 15, 1997, the Corporate General Partner, W. P. Carey & Co., Inc., owned 200 Limited Partnership Units of Registrant. William Polk Carey, the sole shareholder of the Corporate General Partner, is the beneficial owner of these Units.

            There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.

Item 13. Certain Relationships and Related Transactions.

            For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements contained in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

            No officer or director of the Corporate General Partner or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements:

            The following financial statements are filed as a part of this
Report:

Report of Independent Accountants.

Balance Sheets, December 31, 1995 and 1996.

Statements of Income for the years ended December 31, 1994, 1995 and 1996.

Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.

Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

Notes to Financial Statements.

     The financial statements are hereby incorporated by reference to pages 5 to 17 of Registrant's Annual Report contained in Appendix A.

      (a) 2. Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996.

Notes to Schedule III.

     Schedule III and notes thereto are hereby incorporated by reference to pages 18 of Registrant's Annual Report contained in Appendix A.

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
   No.       Description                                            Filing
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

   4.6    Deed from WURC to CPA(R):2 and Registrant         Exhibit 10(H)(13) to Post-
          as tenants in common, dated November 16,          Effective Amendment No. 1
          1981.                                             to Registration Statement
                                                            (Form S-11) No. 2-70773

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
   No.       Description                                            Filing
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
   No.       Description                                            Filing
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
   No.       Description                                            Filing
 -------     -----------                                           ---------
  10.26   Second Amendment of Lease entered into as         Exhibit 10.1 to Regis-
          of October 21, 1986, by and between               trant's Form 8-K dated
          Registrant and CPA(R):4, collectively as          November 6, 1986
          Landlord, and Santee Dairies, Inc. as
          Tenant.

  10.27   Lease Agreement dated November 15, 1995           Exhibit 10.27 to Form 10-K
          by and between Registrant and CPA(R):2, as        dated April 8, 1996
          Landlord, and Cleo, Inc., as Tenant.

  10.28   Lease Amendment Agreement dated November 15,      Exhibit 10.28 to Form 10-K
          1995 by and between Registrant and CPA(R):2,      dated April 8, 1996
          as Landlord, and Gibson Greetings, Inc., as
          Tenant.

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

  28.9    Compromise and Settlement Agreement dated as of   Exhibit 28.1 to Form 8-K
          May 1, 1995 between The Leslie Fay Companies,     dated May 1, 1995
          Inc., Registrant and the Official Committee of
          Unsecured Creditors of Leslie Fay and National
          Union Fire Insurance Company.

      (b) Reports on Form 8-K

            During the quarter ended December 31, 1996 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CORPORATE PROPERTY ASSOCIATES 3
                  (a California limited partnership)

                  BY:   W. P. CAREY & CO., INC.


   04/03/97       BY:   /s/ Claude Fernandez
  ----------            ---------------------------------
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

                  BY:   W. P. CAREY & CO., INC.

                        William P. Carey
                        Chairman of the Board
                        and Director
                        (Principal Executive Officer)

                        Francis J. Carey
                        President and Director

                        George E. Stoddard            BY: /s/ George E. Stoddard
                        Chairman of the Investment        ----------------------
                        Committee and Director            George E. Stoddard
                                                          Attorney in fact
                        Dr. Lawrence R. Klein             April 3, 1997
                        Chairman of the Economic Policy
                        Committee and Director

                        Madelon DeVoe Talley
                        Vice Chairman of the Board of
                        Directors and Director

   04/03/97       BY:   /s/ Claude Fernandez
  ----------            ---------------------------------
     Date               Claude Fernandez
                        Executive Vice President and
                        Chief Administrative Officer
                        (Principal Financial Officer)

   04/03/97       BY:   /s/ Michael D. Roberts
  ----------            ---------------------------------
     Date               Michael D. Roberts
                        First Vice President and Controller
                        (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                                              1996 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except per unit amounts)

                                  1992        1993     1994     1995      1996
                                  ----        ----     ----     ----      ----
OPERATING DATA:

Revenues                         $ 8,478     $ 7,554  $ 7,392  $ 7,249   $ 5,730

Net income                         4,900       2,929    3,215   15,976     4,434

Net income allocated:
    To General Partners               98          59       64      320        89
    To Limited Partners            4,802       2,870    3,151   15,656     4,345
    Per unit                       72.76       43.49    47.74   237.21     65.84

Distributions attributable(1):
    To General Partners              130          93       93      168        66
    To Limited Partners            8,032(2)    4,536    4,568   12,208(2)  3,268
    Per unit                      121.70       68.72    69.21   184.97     49.51

BALANCE SHEET DATA:

Total assets                      57,978      57,171   57,050   33,223    32,530

Long-term
  obligations                     17,078      15,624   14,026     --        --

(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(2) Include special distributions of $50 and $120 per Limited Partnership Unit in 1992 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

            Results of Operations

            Net income for the year ended December 31, 1996 decreased by $11,542,000 as compared with net income for 1995 due to a nonrecurring gain in 1995. Excluding the effects of the $11,499,000 gain recognized in 1995 in connection with the Leslie Fay Company ("Leslie Fay") settlement, an additional $146,000 writedown in 1995 to net realizable value of the Leslie Fay property and the nonrecurring amounts included as other income in the accompanying financial statements for both 1995 and 1996, income was substantially unchanged.

            Although income, as adjusted, was stable, there were significant changes to revenue and interest expense for the comparable years. The decrease in lease revenues was due to the restructuring of the Gibson Greetings, Inc. ("Gibson") lease in November 1995. The decrease that resulted from the Gibson restructuring was partially offset by increases from other leases including increased revenues of $457,000 from the Hughes Markets, Inc. ("Hughes") lease. Under the Gibson restructuring, the Partnership received substantial consideration in exchange for reducing Gibson's annual rental obligation, severing a property from the Gibson master lease to enable the sale of the Cleo Inc. ("Cleo") subsidiary to CSS Industries, Inc. and entering into a lease with Cleo at that property. Under an extension agreement with Hughes in May 1996, annual rent increased by $371,000 for the two-year extension term and Hughes agreed to a lump sum rental payment of $587,000 at the end of the lease term. For financial reporting purposes, rent in 1996 included a pro rata portion of the lump sum payment being recognized as rental revenue on a straight-line basis over the extension term. Of the increased revenues reported from the Hughes lease of $457,000, $261,000 was due to the increases in rent received and $196,000 was due to the recognition of the straight-line adjustment. The decrease in interest expense was due to the elimination of all of the Partnership's mortgage debt in November 1995, when the loan of $13,191,000 on the Gibson properties was paid off. Cash flow (rents net of mortgage debt service) from the Gibson and Cleo properties increased as scheduled rents decreased by $2,450,000, but the annual debt service eliminated by the payoff of the mortgage was $2,510,000. Prior to the restructuring, Gibson represented 81% of the Partnership's lease revenues. With the restructuring, Gibson provided 46% of such revenues providing the Partnership with greater diversification of credit risk among its lessees.

            Net income for the year ended December 31, 1995 increased by $12,761,000 as compared with net income for the year ended December 31, 1994, primarily due to the successful settlement of its dispute with Leslie Fay, which accounted for $11,499,000 of the increase to net income. Excluding the effect of Leslie Fay, other nonrecurring income of $225,000 and writedowns of properties to net realizable value in 1995 and 1994 of $146,000 and $697,000, respectively, the Partnership would have reflected an increase in income of $485,000. The increase in income, as adjusted, was due to decreases in interest and property expenses and an increase in other interest income and was partially offset by a decrease in lease revenues. The decrease in interest expense resulted from the $1,320,000 prepayment of mortgage loans on properties leased or formerly leased to New Valley Corporation ("New Valley") in the first quarter of 1995 and the prepayment of the mortgage loan on the Gibson properties in November 1995 in connection with the aforementioned restructuring of the Gibson lease. The decrease in property expenses was due to the costs incurred in 1994 in connection with the Partnership's assessment of its liquidity alternatives which included environmental reviews and property valuations. Other interest income increased as the result of the receipt of a lump sum cash payment of $5,000,000 received upon resolution of the dispute with Leslie Fay, which payment was invested in money market funds before being distributed to partners through a special distribution. The decrease in lease revenues was due to the termination of the New Valley lease on the Reno, Nevada property in December 1994 and the modification and restructuring of the Gibson lease as described above. The substantial increase in cash flow provided from operations was primarily due to the receipt of the lump sum payments of $13,732,000 relating to Gibson and Leslie Fay.

            Operating cash flow will benefit from (i) the Partnership's new lease with Excel Telecommunications, Inc. ("Excel") which will provide annual rents of $325,000 and (ii) stated rent increases in May 1997 of $56,000 on the leases with New Valley and AT&T Corporation ("AT&T"). In addition, with the commencement of the Excel lease at the Reno, Nevada property, the Partnership has been relieved of the carrying costs for maintenance, insurance and real estate taxes related to that property as Excel is obligated under the lease to pay such costs. The Partnership benefited from the Hughes lease extension which increased annual cash flow from the Hughes property by $371,000. Additionally, the Partnership will benefit from the $587,000 lump sum rental payment due from Hughes in April 1998. When the Hughes lease ends in April 1998, the Partnership expects that rents paid by a new lessee will be less than the rents paid by Hughes. Although the lease provides Hughes with a holdover period of up to six months, the Partnership is engaged in attempting to remarket the property in order to try to prevent any extended period of vacancy at the property. The Partnership is currently evaluating whether it will need to invest any resources in retrofitting the facility for other uses after the Hughes lease term ends. Although Sports & Recreation, Inc. ("Sports & Recreation"), which entered into a lease for the Partnership's property in Moorestown, New Jersey, continues to meet its rental obligation, it may seek to terminate its lease as it has decided not to occupy the property. The Partnership will only agree to such termination in exchange for substantial consideration.

            Because of the long-term nature of the Partnership's net leases, inflation and changes in prices have not unfavorably affected the Partnership's net income or had an impact on the continuing operations of the Partnership's properties. The leases with Gibson, New Valley, Sports & Recreation and AT&T provide periodic fixed rent increases and the lease with Cleo provides for periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI"). Future rent increase may be affected by changes in the method of the calculation of the CPI. Although there are indications that there may be legislation which changes the method of calculating the CPI, the Partnership cannot predict the outcome of any proposed changes to the CPI formula.

            Financial Condition

            All of the Partnership's properties are leased to corporate tenants under net leases which generally require the tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable cash flow from its net leases to meet operating expenses and fund quarterly distributions to partners. For the year ended December 31, 1996, the Partnership's cash position increased by $338,000 to $1,496,000.

            Since its inception, the Partnership has distributed a substantial portion of its cash flow to its partners. Cash provided from operations of $3,907,000 was sufficient to pay quarterly distributions to partners of $3,319,000. Although cash provided from operations reflected a decrease from the prior year, cash provided from operations for the year ended December 31, 1995 included the one-time benefit from $8,151,000 received in connection with the Gibson restructuring. As cash flow from operating activities may exceed earnings, distributions to partners may also be in excess of reported income. During the five-year period ended December 31, 1996, distributions have exceeded net income in three of the years including 1992 when a special distribution of $50 per Limited Partnership Unit was declared and paid. A special distribution of $120 per Limited Partnership Unit was declared and paid in 1995; however, reported earnings for 1995 were in excess of distributions. Management gives primary consideration to projections of the Partnership's cash flows provided from operating and/or investing activities as well as any commitments requiring the use of current cash balances rather than reported earnings in determining distributions. Reported earnings are reduced by charges which do not impact operating cash flow such as depreciation, amortization and property writedowns.

            The Partnership's investing activities during 1996 included funding $303,000 of improvements at the Reno property in connection with its obligation to fund specific tenant improvements. The Partnership will fund up to $665,000 of improvements in 1997 at the Reno property under the tenant improvement obligation even though Excel has already taken occupancy of the property. The Partnership expects to fund such obligation from its operating cash flow. Although it has no current plans to borrow funds, the Partnership would have great flexibility in structuring any borrowing due to the fact that the properties are all unleveraged and currently occupied. In January 1996, the Partnership sold the property that had been leased to Leslie Fay for $1,854,000.

            The Partnership's financing activities in 1996 consisted of paying quarterly distributions to partners of $3,319,000. The Partnership also reduced its note obligation to an affiliate by $1,800,000 to $500,000. The loan is a demand note and it is anticipated that the remaining $500,000 will be repaid from future operating cash flow.

            Cleo has an option to purchase its property which is exercisable at any time with at least six months' notice. The Partnership's share of the sales proceeds in the event the option is exercised would range between $10,725,000 and $11,619,000. Annual cash flow from the Cleo property is $1,145,000.

            All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its properties, the General Partners believe that in most cases the Partnership will be entitled to reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of such costs because of a tenant's failure to fulfill its obligations (or because a property currently has no tenant), the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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

            The General Partners are continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Partners of
  Corporate Property Associates 3:

            We have audited the accompanying balance sheets of Corporate Property Associates 3 (a California limited partnership) as of December 31, 1995 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 17 to 18 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 3 (a California limited partnership) as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.


                                                    /s/ Coopers & Lybrand L.L.P.
New York, New York
March 17, 1997

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                 BALANCE SHEETS

                           December 31, 1995 and 1996

                                                  1995            1996
                                                  ----            ----
     ASSETS:

Real estate leased to others:
  Accounted for under the
    operating method:
      Land                                    $ 1,255,499     $ 1,255,499
      Buildings                                 4,514,428       4,817,871
                                              -----------     -----------
                                                5,769,927       6,073,370
      Accumulated depreciation                  1,175,202       1,364,095
                                              -----------     -----------
                                                4,594,725       4,709,275
  Net investment in direct financing leases    25,291,792      25,689,201
                                              -----------     -----------
      Real estate leased to others             29,886,517      30,398,476
Real estate held for sale                       1,853,816
Cash and cash equivalents                       1,158,302       1,496,001
Accrued interest and rents receivable             210,362         200,696
Other assets                                      114,160         435,177
                                              -----------     -----------
           Total assets                       $33,223,157     $32,530,350
                                              ===========     ===========

     LIABILITIES:

Note payable to affiliate                     $ 2,300,000     $   500,000
Accounts payable and accrued expenses              86,776          63,200
Accounts payable to affiliates                     57,298          73,313
                                              -----------     -----------
         Total liabilities                      2,444,074         636,513
                                              -----------     -----------

Commitments and contingencies

     PARTNERS' CAPITAL:

General Partners                                  191,606         214,807
Limited Partners (66,000 Limited
  Partnership Units issued and
  outstanding)                                 30,587,477      31,679,030
                                              -----------     -----------

         Total partners' capital               30,779,083      31,893,837
                                              -----------     -----------

         Total liabilities and
           partners' capital                  $33,223,157     $32,530,350
                                              ===========     ===========

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996

                                          1994           1995           1996
                                          ----           ----           ----
Revenues:
  Rental income                       $  287,779      $  290,657     $  845,257
  Interest income from direct
    financing leases                   7,055,695       6,502,361      4,735,487
  Other interest Income                   48,378         230,926         74,338
  Other income                                           225,321         75,000
                                      ----------      ----------     ----------
                                       7,391,852       7,249,265      5,730,082
                                      ----------      ----------     ----------

Expenses:
  Interest                             1,602,175       1,255,047         75,158
  Depreciation                           158,567         198,590        188,893
  General and administrative             309,069         372,006        326,082
  Property expenses                    1,387,498         781,442        705,915
  Amortization                            22,405          19,605
  Writedown to net realizable value      697,325         146,184
                                      ----------      ----------     ----------
                                       4,177,039       2,772,874      1,296,048
                                      ----------      ----------     ----------

    Income before gain on settlement   3,214,813       4,476,391      4,434,034

Gain on settlement, net of $7,400,000
  writedown to net realizable value                   11,499,176
                                      ----------      ----------     ----------

    Net income                        $3,214,813     $15,975,567     $4,434,034
                                      ==========     ===========     ==========


Net income allocated to:
  Individual General Partner          $    3,215     $    15,976     $    4,434
                                      ==========     ===========     ==========

  Corporate General Partner           $   61,081     $   303,536     $   84,247
                                      ==========     ===========     ==========

  Limited Partners                    $3,150,517     $15,656,055     $4,345,353
                                      ==========     ===========     ==========

Net income per Unit
  (66,000 Limited Partnership
  Units outstanding)                      $47.74         $237.21         $65.84
                                      ==========     ===========     ==========

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996

                                          Partners' Capital Accounts
                             ---------------------------------------------------
                                                                       Limited
                                                                       Partners'
                                              General     Limited     Amount Per
                                 Total        Partners    Partners      Unit (a)
                                 -----        --------    --------      --------
Balance, December 31, 1993   $ 28,967,437    $  75,372  $ 28,892,065     $ 438

Distributions                  (4,656,367)     (93,127)   (4,563,240)      (69)

Net income 1994                 3,214,813       64,296     3,150,517        48
                             ------------    ---------  ------------     -----

Balance, December 31, 1994     27,525,883       46,541    27,479,342       417

Distributions                 (12,722,367)    (174,447)  (12,547,920)     (190)

Net income 1995                15,975,567      319,512    15,656,055       237
                             ------------    ---------  ------------     -----

Balance, December 31, 1995     30,779,083      191,606    30,587,477       464

Distributions                  (3,319,280)     (65,480)   (3,253,800)      (49)

Net income 1996                 4,434,034       88,681     4,345,353        66
                             ------------    ---------  ------------     -----

Balance, December 31, 1996   $ 31,893,837    $ 214,807  $ 31,679,030     $ 481
                             ============    =========  ============     =====

(a)  Based on 66,000 Units issued and outstanding during all periods.

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996

                                                                1994                1995              1996
                                                                ----                ----              ----
Cash flows from operating activities:
    Net Income                                               $ 3,214,813      $ 15,975,567       $ 4,434,034
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation and amortization                             180,972           218,195           188,893
       Gain on settlement, net                                                 (11,499,176)
       Restructuring fees received, net of costs                                 8,150,941
       Cash receipts on direct financing leases in
         excess of (less than) amortization of unearned
         income and straight-line adjustments                      9,046           (26,973)         (592,942)
       Writedown to net realizable value                         697,325           146,184
       Net change in operating assets and liabilities            545,219           (47,161)         (123,379)
                                                             -----------      ------------       -----------
            Net cash provided by operating
               activities                                      4,647,375        12,917,577         3,906,606
                                                             -----------      ------------       -----------
Cash flows from investing activities:
    Capitalized costs                                                                               (303,443)
    Proceeds from settlement, net                                                4,850,869
    Proceeds from sale of real estate                                                              1,853,816
    Payments received in connection with
       exercise of purchase option                             2,286,195           585,000
                                                             -----------      ------------       -----------
       Net cash provided by
               investing activities                            2,286,195         5,435,869         1,550,373
                                                             -----------      ------------       -----------
Cash flows from financing activities:
    Distributions to partners                                 (4,656,367)      (12,722,367)       (3,319,280)
    Payment of mortgage principal                             (1,453,396)       (1,113,283)
    Prepayment of mortgage principal                                           (14,510,913)
    Payment of note to affiliate                                                                  (1,800,000)
    Proceeds from issuance of note to affiliate                                  2,300,000
                                                             -----------      ------------       -----------
            Net cash used in
               financing activities                           (6,109,763)      (26,046,563)       (5,119,280)
                                                             -----------      ------------       -----------
            Net increase (decrease) in cash
               and cash equivalents                              823,807        (7,693,117)          337,699

Cash and cash equivalents,
    beginning of year                                          8,027,612         8,851,419         1,158,302
                                                             -----------      ------------       -----------
            Cash and cash equivalents,
               end of year                                   $ 8,851,419      $  1,158,302       $ 1,496,001
                                                             ===========      ============       ===========
Supplemental cash flows information:

Interest paid                                                $ 1,613,684       $ 1,357,609       $    97,192
                                                             ===========       ===========       ===========

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                        (a California limited partnership)

                          NOTES to FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

      Use of Estimates:

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

      Real Estate Leased to Others:

          Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

          Corporate Property Associates 3 (the "Partnership") diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

          The leases are accounted for under the direct financing or operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

                  Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

          The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

          Substantially all of the Partnership's leases provide for either scheduled rent increases or periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI").

      Real Estate Held for Sale:

          Real estate held for sale is accounted for at the lower of cost or fair value less costs to sell.

      Depreciation:

          Depreciation is computed using the straight-line method over the estimated useful lives of components of the property, which range from 5 to 36 years.

      Cash Equivalents:

          The Partnership considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1995 and 1996 were held in the custody of two financial institutions.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

      Income Taxes:

          A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

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

          The Agreement provides that the General Partners are allocated 2% (.1% to the Individual General Partner, William P. Carey, and 1.9% to the Corporate General Partner, W. P. Carey & Co., Inc. ("W.P. Carey") and the Limited Partners are allocated 98% of the profits and losses as well as distributions of distributable cash from operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return ranging from 6% to 9% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $731,023 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made.

3. Transactions with Related Parties:

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

                                                1994        1995        1996
                                                ----        ----        ----
            Property management fee           $162,711  $  930,191  $  218,507
            General and administrative
               expense reimbursements           84,839      86,183      84,519
                                              --------  ----------  ----------
                                              $247,550  $1,016,374  $  303,026
                                              ========  ==========  ==========

          During 1994, 1995 and 1996, fees and expenses aggregating $32,352, $96,306 and $284,067, respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

          The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues as defined. Net expenses incurred in 1994, 1995 and 1996 were $53,757, $87,907 and $67,625, respectively.

          The Partnership incurred interest expense of $75,158 on its note payable to an affiliate. The loan, evidenced by a promissory note, bears interest at the prime rate and is due on demand.

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

4. Real Estate Leased to Others Accounted for Under the Operating Method:

          Scheduled future minimum rents, exclusive of renewals, under a noncancelable operating leases amount to approximately $1,188,000 in 1997; $1,323,000 in 1998; $511,000 in 1999 through 2001 and aggregate approximately $6,369,000 through 2012.

          Contingent rents were approximately $36,000 in 1994, $39,000 in 1995 and $18,000 in 1996.

5. Net Investment in Direct Financing Leases:

          Net investment in direct financing leases is summarized as follows:

                                                           December 31,
                                                           ------------
                                                       1995             1996
                                                       ----             ----
               Minimum lease payments receivable   $ 72,193,297     $ 67,855,219
               Unguaranteed residual value           33,409,444       33,409,444
                                                   ------------     ------------
                                                    105,602,741      101,264,663
               Less, Unearned income                 80,310,949       75,575,462
                                                   ------------     ------------
                                                   $ 25,291,792     $ 25,689,201
                                                   ============     ============

          Scheduled future minimum rents, exclusive of renewals, under noncancelable direct financing leases amount to approximately $4,375,000 in 1997, $4,339,000 in 1998, $4,321,000 in 1999,
            $4,360,000 in 2000 and $4,871,000 in 2001 and aggregate
            approximately $67,855,000 through 2013.

          Contingent rents were approximately $1,904,000 in 1994 and $1,142,000 in 1995. No contingent rents were realized in 1996.

6. Distributions:

          Distributions are declared and paid to partners quarterly and are summarized as follows:

Year Ending          Distributions Paid to  Distributions Paid to   Per Limited
December 31,           General Partners       Limited Partners     Partners Unit
------------         ---------------------  ---------------------  -------------
1994                      $ 93,127              $ 4,563,240           $ 69.14
                          ========              ===========           =======
1995
 Quarterly distributions  $ 94,447              $ 4,627,920           $ 70.12
 Special distribution
 - Note 10                  80,000                7,920,000            120.00
                          --------              -----------           -------
                          $174,447              $12,547,920           $190.12
                          ========              ===========           =======
1996                      $ 65,480              $ 3,253,800           $ 49.30
                          ========              ===========           =======

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

      Distributions of $16,671 to the General Partners and $818,400 to the Limited Partners for the quarter ended December 31, 1996 were declared and paid in January 1997.

7. Income for Federal Tax Purposes:

          Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                             1994           1995         1996
                                             ----           ----         ----
Net income per Statements of Income      $ 3,214,813   $ 15,975,567   $ 4,434,034
Excess tax depreciation                   (1,423,529)    (1,364,376)     (880,310)
Recognition of purchase installments
  as operating income                      2,286,195     (5,880,601)
Writedown to net realizable value            697,325      7,546,184
Restructuring fee                                         8,150,941
Other                                       (312,950)      (474,841)     (407,625)
                                         -----------   ------------   -----------
     Income reported for Federal income
       tax purposes                      $ 4,461,854   $ 23,952,874   $ 3,146,099
                                         ===========   ============   ===========

8. Industry Segment Information:

          The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

          In 1994, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                                   1994        %         1995        %         1996        %
                                   ----       ---        ----       ---        ----       ---
Gibson Greetings, Inc.          $5,962,090     81%    $5,525,671     81%    $2,560,499    46%
Cleo, Inc.                                               150,885      2      1,349,237    24
Hughes Markets, Inc.               287,779      4        290,657      4        747,946    13
AT&T Corporation                   457,818      6        458,275      7        458,807     8
New Valley Corporation             635,786      9        367,530      6        366,944     7
Sports & Recreation, Inc.                                                       93,829     2
Excel Telecommunications, Inc.                                                   3,482
                                ----------    ---     ----------    ---     ----------   ---
                                $7,343,473    100%    $6,793,018    100%    $5,580,744   100%
                                ==========    ===     ==========    ===     ==========   ===

9. Properties Formerly Leased to New Valley Corporation:

          The Partnership and Corporate Property Associates 2 ("CPA(R):2"), an affiliate, own 61% and 39% interests, respectively, in properties located in Reno, Nevada; Bridgeton, Missouri; and Moorestown, New Jersey. Until May 1993, the properties were leased to New Valley Corporation ("New Valley"). On April 1, 1993, New Valley filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, the Bankruptcy Court approved New Valley's termination of its lease with the Partnership and CPA(R):2 for the Moorestown, New Jersey property in May 1993. In December 1994, the Bankruptcy Court also approved the termination of New Valley's lease on the Reno property effective December 31, 1994. In connection with the lease termination, the Partnership

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

            wrote down the Reno property in 1994 to its estimated net realizable value of $2,000,000 and recognized a charge of $697,325 on the writedown. New Valley continues to lease the Bridgeton property.

          In 1995 the Partnership and CPA(R):2 entered into a net lease for the Moorestown property with Sports & Recreation, Inc. ("Sports & Recreation"). The agreement provided that after conversion of the facility into a retail store, a lease term of 16 years with an initial rent of $308,750 (of which the Partnership's share is $187,750) would commence. During 1996 Sports & Recreation indicated to the Partnership and CPA(R):2 that it had decided not to occupy the property and would seek to terminate the lease. At that time, the Partnership and CPA(R):2 rejected as inadequate Sports & Recreation's offer of $300,000 as a settlement in exchange for being released from its lease obligations. Sports & Recreation has paid all scheduled rents. The Partnership and CPA(R):2 expect that Sports & Recreation will resume discussions for the purposes of reaching a termination settlement; however, no discussions are currently in progress.

          On August 28, 1996 the Partnership and CPA(R):2 entered into a lease agreement for the Reno property with Excel Teleservices, Inc. ("Excel"). The lease obligations of Excel have been guaranteed by its parent company, Excel Telecommunications, Inc. The initial lease term commenced on December 26, 1996. Annual rent during the first five years is $532,800 increasing to $580,800 thereafter (of which the Partnership's share is $325,000 and $354,200, respectively). The lease, which has a term of ten years, provides Excel with two five-year renewal options with the rent during such renewal terms based on the then prevailing market rate. Excel has the right to terminate the lease at the end of the sixth lease year.

          In connection with the termination of the Moorestown and Reno leases, the Partnership and CPA(R):2 expect to receive a bankruptcy settlement from New Valley. The amount of such settlement cannot be estimated and no amounts that the Partnership may ultimately receive have been recorded in the accompanying financial statements.

10. Gain on Settlement:

          In August 1995, the Partnership reached a settlement with The Leslie
            Fay Company ("Leslie Fay") and its surety company regarding Leslie Fay's lease with the Partnership. In connection with the settlement, the Partnership recognized a gain of $11,499,176, which consisted of aggregate net cash received from Leslie Fay and the surety company of $18,839,750 and the waiving of the $382,706 interest obligation that had been accrued on the Leslie Fay monthly payments, offset by the writedown of $7,400,000 and aggregate management fees, payable to an affiliate, of $323,280 on the monthly payments received from Leslie Fay since the beginning of the dispute in 1992. Of the rent received, $5,435,869 was received in 1995. Under the settlement agreement, Leslie Fay was required to dismiss with prejudice all of its suits filed against the Partnership, and the Partnership's bankruptcy claim against Leslie Fay, as an unsecured creditor, was reduced to $2,650,000. The bankruptcy claim is pending and the Partnership may not realize the full amount of the bankruptcy claim.

          As the fair value of the property was no longer impacted by the Leslie Fay lease, the Partnership wrote down the estimated fair value of the property, net of anticipated selling costs, to $2,000,000 and recognized a noncash charge of $7,400,000, which is netted against the gain on settlement.

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

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

          On January 10, 1996, the Partnership sold the vacant property to a third party, net of transaction costs, for $1,853,816. The Partnership recognized an additional writedown on the property to an amount equal to the net sales proceeds, resulting in a charge to income in 1995 of $146,184. Accordingly, no gain or loss was recognized in 1996 in connection with the sale.

11. Properties Leased to Gibson Greetings, Inc.:

          In January 1982, the Partnership and CPA(R):2 entered into a net lease with Gibson Greetings, Inc. ("Gibson"), for three properties in Memphis, Tennessee; Berea, Kentucky; and Cincinnati, Ohio. In 1988, the Partnership and CPA(R):2 consented to Gibson's sublease of the Memphis, Tennessee property to a wholly-owned subsidiary, Cleo, Inc. ("Cleo"). The lease for the three properties had an initial term of 20 years with two five-year renewal options and provided for minimum annual rentals of $5,865,000 with rent increases every five years based on a formula indexed to the CPI. The lease also provided Gibson with a purchase option which was exercisable during the tenth year of the lease and at the end of the initial term. Gibson declined to exercise its purchase option in 1992.

          In connection with Gibson's sale of the Cleo subsidiary to CSS
            Industries, Inc. ("CSS"), the Partnership, CPA(R):2 and Gibson entered into an agreement on November 15, 1995, whereby the Memphis, Tennessee property occupied by Cleo was severed from the Gibson master lease, the Gibson lease was amended and Cleo entered into a separate lease for the Tennessee property with CSS as the guarantor of Cleo's lease obligations. The Partnership and CPA(R):2 received $12,200,000 (of which the Partnership's share was $8,723,000) as a one-time lump sum payment in consideration for severing the Tennessee property from the Gibson master lease. Gibson still retains certain specific obligations for any environmental violations which may be detected and which resulted from any pre-existing conditions at the Tennessee property.

          The Gibson lease on the two remaining properties in Kentucky and Ohio, as amended, provides for an initial term which has been extended through November 30, 2013, and provides for one renewal term of ten years. Annual rent is $3,100,000 (of which the Partnership's share is approximately $2,367,000), with stated increases of 20% every five years through the end of the renewal term. The lease includes new purchase options exercisable on November 30, 2005 and 2010 and Gibson has the right to exercise the purchase option on either one of its leased properties or both. The option is exercisable at fair market value of the properties as encumbered by the lease.

          The Cleo lease provides for a ten-year term through December 31, 2005 with two five-year renewal terms. Annual rent is $1,500,000 (of which the Partnership's share is approximately $1,145,000), and there is a rent increase effective January 1, 2001. The rent increase will be based on a formula indexed to the CPI; however, the increased annual rent will be at least $1,689,000 but no more than $1,898,000. Cleo has an option to purchase the property at any time during the term of the lease so long as there is no monetary default. Exercise of the purchase option requires at least six months' notice. The exercise price is the greater of (i) $15,000,000 or (ii) fair market value capped at a maximum of $16,250,000.

          In connection with the payment made by Gibson to sever the Tennessee property from the Gibson lease, the Partnership deferred recognition of a gain on restructuring of $8,150,941, consisting of the Partnership's $8,723,000 share of the lump sum payment offset by costs of $572,059, including management fees of $429,560, payable to an affiliate, with such deferred gain included in the net investment in direct financing leases. The Partnership is amortizing such deferred gain over the remaining initial terms of the Gibson and Cleo direct financing leases. Such amortization, included in interest income from direct financing leases, was $398,065 in 1996. The net proceeds from the agreement as well as other available funds were used to pay off the Partnership's share of the mortgage loan collateralized by the Gibson properties of $13,190,566 in November 1995.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

12. Property Leased to Hughes Markets, Inc.:

          The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an affiliate, own a dairy processing facility in Los Angeles, California as tenants-in-common with 16.76% and 83.24% ownership interests, respectively. On May 1, 1996, the Partnership and CPA(R):4 entered into a lease amendment agreement with the lessee, Hughes Markets, Inc. ("Hughes"), to extend the lease term from April 30, 1996 to April 30, 1998. Under the extension agreement, Hughes' monthly rent increased to $336,166 (of which the Partnership's share is $56,341) from $151,686 (of which the Partnership's share was $25,420). At the end of the lease term, Hughes is obligated to pay a lump sum rental payment of $3,500,000 (of which the Partnership's share will be approximately $587,000). Hughes has an option to extend the lease on a month-to-month basis for up to six months at a rental of $500,000 per month.

          In accordance with the lease amendment agreement, Hughes has provided the Partnership and CPA(R):4 an irrevocable letter of credit in the amount of $3,500,000, an amount equal to Hughes' lump sum payment obligation. For financial reporting purposes, the $3,500,000 lump sum rental payment due at the end of the lease term is being recognized on a straight-line basis over the lease extension term. For the year ended December 31, 1996, the difference between scheduled rents under the lease and rent recognized for financial reporting purposes including the adjustment for lump sum payment amounts to $195,533.

13. Environmental Matters:

          All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are being performed and paid for by the affected tenant at three of the properties, are not expected to be material. In the event that the Partnership absorbs a portion of such costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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

14. Disclosures About Fair Value of Financial Instruments:

          The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1996

                                              Initial Cost to          Cost            Increase
                                                Partnership         Capitalized      (Decrease) in
                                             --------------------   Subsequent to         Net
         Description       Encumbrances      Land       Buildings  Acquisition (a)   Investment(b)
         -----------       ------------      ----       ---------  ---------------   -------------
Operating Method:
 Dairy processing
  facility leased to
  Hughes Markets, Inc.                   $  340,146    $1,625,424       $  4,357

 Building leased to
  Sports & Recreation, Inc.                 411,843     2,983,209                    $(1,595,052)

 Centralized telephone
  bureau leased to
  Excel Telecommun-
  ications, Inc.                            692,644     2,054,223        307,272        (750,696)
                                         ----------    ----------       --------     -----------
                                         $1,444,633    $6,662,856       $311,629     $(2,345,748)
                                         ==========    ==========       ========     ===========
Direct financing method:
 Centralized telephone
  bureau leased to
  New Valley
  Corporation                            $  542,884   $ 3,069,669                    $   (31,749)

  Computer Center
  leased to AT&T
  Corporation                               224,642     4,245,903         $2,006          36,805

 Warehouse and
  manufacturing
  buildings leased to
  Gibson Greetings, Inc.                  1,361,493    12,325,776                     (4,188,647)

 Warehouse and
  manufacturing
  building leased to
  Cleo, Inc.                                810,639    10,826,432                     (3,536,652)
                                         ----------   -----------         ------     -----------
                                         $2,939,658   $30,467,780         $2,006     $(7,720,243)
                                         ==========   ===========         ======     ===========

                                                                                                         Life on which
                                                                                                          Depreciation
                                  Gross Amount at which Carried                                            in Latest
                                  at Close of Period  (c)(d)                                              Statement of
                                  -------------------------------    Accumulated                            Income
         Description              Land       Buildings      Total    Depreciation (d)   Date Acquired     is Computed
         -----------              ----       ---------      -----    ----------------   -------------    ------------
Operating Method:
 Dairy processing
  facility leased to
  Hughes Markets, Inc.        $  344,503    $1,625,424    $1,969,927    $1,079,232      June 1, 1993      5-36 years

 Building leased to                                                                     November 24,
  Sports & Recreation, Inc.      218,352     1,581,648     1,800,000       197,706         1981           30 years

 Centralized telephone
  bureau leased to
  Excel Telecommun-                                                                     November 24,
  ications, Inc.                 692,644     1,610,799     2,303,443        87,157          1981          30 years
                              ----------    ----------    ----------    ----------
                              $1,255,499    $4,817,871    $6,073,370    $1,364,095
                              ==========    ==========    ==========    ==========
Direct financing method:
 Centralized telephone
  bureau leased to
  New Valley                                                                            November 24,
  Corporation                                            $ 3,580,804                        1981

  Computer Center
  leased to AT&T                                                                        November 24,
  Corporation                                              4,509,356                        1981

 Warehouse and
  manufacturing
  buildings leased to                                                                   January 26,
  Gibson Greetings, Inc.                                   9,498,622                        1982

 Warehouse and
  manufacturing
  building leased to                                                                    January 26,
  Cleo, Inc.                                               8,100,419                        1982
                                                         -----------
                                                         $25,689,201
                                                         ===========

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

(b) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is greater (less) than lease payments received and the writedowns to net realizable value of the Moorestown, New Jersey and Reno, Nevada properties and adjustments relating to deferred gains on lease restructurings.

(c) At December 31, 1996, the aggregate cost of real estate owned for Federal income tax purposes is $41,778,562.

(d)

                                Reconciliation of Real Estate Accounted
                                   for Under the Operating Method

                                             December 31,
                                      -------------------------
                                         1995           1996
                                      ----------     ----------
      Balance at beginning of year    $5,769,927     $5,769,927

      Additions                                         303,443
                                      ----------     ----------

      Balance at close of year        $5,769,927     $6,073,370
                                      ==========     ==========
                                Reconciliation of Accumulated Depreciation

                                             December 31,
                                      -------------------------
                                         1995           1996
                                      ----------     ----------
      Balance at beginning of year    $  976,612     $1,175,202

      Depreciation expense               198,590        188,893
                                      ----------     ----------

      Balance at close of year        $1,175,202     $1,364,095
                                      ==========     ==========

PROPERTIES

--------------------------------------------------------------------------------

     LEASE                                                    TYPE OF OWNERSHIP
    OBLIGOR        TYPE OF PROPERTY         LOCATION               INTEREST
-----------------  -----------------        -----------       -----------------

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

CLEO, INC.         Land and Manufacturing/  Memphis             Ownership of a
                   Warehouse Buildings      Tennessee           71.5% interest
                                                                in land and
                                                                buildings

NEW VALLEY         Land and                 Bridgeton,          Ownership of a
CORPORATION        Centralized              Missouri            61% interest
                   Telephone Bureau                             in land and
                                                                buildings

SPORTS &           Land and                 Moorestown,         Ownership of an
RECREATION, INC.   Building                 New Jersey          approximate 61%
                                                                interest in land
                                                                and building

EXCEL TELECOMM-    Land and                 Reno, Nevada        Ownership of an
UNICATIONS, INC.   Building                                     approximate 61%
                                                                interest in land
                                                                and building

HUGHES MARKETS,    Land and Dairy Pro-      Los Angeles,        Ownership of an
INC.               cessing Facility         California          approximate
                                                                16.76% interest
                                                                in land and
                                                                building

AT&T CORPORATION   Land and a               Bridgeton,          Ownership of an
                   Computer Center          Missouri            approximate 61%
                                                                interest in land
                                                                and building

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
   UNITHOLDER MATTERS
--------------------------------------------------------------------------------

                  Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1996 there were 2,476 holders of record of the Limited Partnership Units of the Partnership.

                  In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1993:

                              Cash Distributions Per Unit
                              ------------------------------
                               1994        1995        1996
                               ----        ----        ----
            First quarter     $17.27     $ 17.34      $12.19
            Second quarter     17.28       17.39       12.34
            Third quarter      17.29       17.58       12.38
            Fourth quarter     17.30      137.81 (a)   12.39
                              ------     -------      ------
                              $68.40     $190.12      $49.30
                              ======     =======      ======

(a) Includes a special distribution of $120 per Unit.

REPORT ON FORM 10-K

--------------------------------------------------------------------------------

            The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.