Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 3
filed 1997-05-09
CIK 350745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           MARCH 31, 1997
                              -------------------------------------------------

                                                or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                          to
                               -------------------------  ---------------------

Commission file number                          0-10322
                      ---------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 3
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        94-2708080
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes  No [ ]



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                 [X] Yes  No [ ]

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                     INDEX



                                                        Page No.
                                                        --------

PART I
------

Item 1. - Financial Information*

            Balance Sheets, December 31, 1996 and

            March 31, 1997                                   2

            Statements of Income for the three
            months ended March 31, 1996 and 1997             3

            Statements of Cash Flows for the three
            months ended March 31, 1996 and 1997             4

            Notes to Financial Statements                  5-6


Item 2. - Management's Discussion of Operations              7


PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                   8

Signatures                                                   9



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS

                                            December 31,           March 31,
                                               1996                   1997
                                         ------------------  -------------------
                                              (Note)              (Unaudited)
     ASSETS:
Land and buildings, net of
  accumulated depreciation of
  $1,364,095 at December 31, 1996 and
  $1,207,398 at March 31, 1997                  $ 4,709,275            $ 3,703,645
Net investment in direct
  financing leases                               25,689,201             25,803,919
Real estate held for sale                                                1,589,114
Cash and cash equivalents                         1,496,001                980,618
Other assets                                        635,873                948,815
                                                -----------            -----------

      Total assets                              $32,530,350            $33,026,111
                                                ===========            ===========


     LIABILITIES:
Note payable to affiliate                       $   500,000            $   500,000
Accounts payable and accrued expenses                63,200                 74,150
Accounts payable to affiliates                       73,313                 68,867
                                                -----------            -----------

      Total liabilities                             636,513                643,017
                                                -----------            -----------


     PARTNERS' CAPITAL:
General Partners                                    214,807                224,623

Limited Partners (66,000 Limited
Partnership Units issued and
outstanding)                                     31,679,030             32,158,471
                                                -----------            -----------
      Total partners' capital                    31,893,837             32,383,094
                                                -----------            -----------

      Total liabilities and
        partners' capital                       $32,530,350            $33,026,111
                                                ===========            ===========

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)


                                                       Three Months Ended
                                                 March 31, 1996  March 31, 1997
                                                 --------------  --------------

Revenues:
 Interest income from direct financing leases        $1,176,722      $1,199,237
 Rental income from operating leases                     76,261         370,223
 Other interest income                                   23,635          11,390
                                                     ----------      ----------
                                                      1,276,618       1,580,850
                                                     ----------      ----------

Expenses:
 Interest                                                38,835          10,286
 Depreciation                                            47,407          54,189
 General and administrative                              86,144          88,669
 Property expense                                       217,336         103,378
                                                     ----------      ----------
                                                        389,722         256,522
                                                     ----------      ----------

   Net income                                        $  886,896      $1,324,328
                                                     ==========      ==========

Net income allocated
 to General Partners                                 $   17,738      $   26,487
                                                     ==========      ==========

Net income allocated
 to Limited Partners                                 $  869,158      $1,297,841
                                                     ==========      ==========

Net income per Unit:
 (66,000 Limited
 Partnership Units)                                      $13.17          $19.66
                                                         ======          ======


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                              ---------------------------------
                                                                     1996              1997
                                                              -------------------  ------------
Cash flows from operating activities:
 Net income                                                          $   886,896    $1,324,328
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                           47,407        54,189
   Income on direct financing leases in excess of
    scheduled rents and straight-line adjustments
    on operating leases                                                  (92,203)     (188,043)
   Net change in operating assets and liabilities                         23,246      (233,113)
                                                                     -----------    ----------

    Net cash provided by operating activities                            865,346       957,361
                                                                     -----------    ----------

Cash flows from investing activities:
 Additional capitalized costs                                                         (637,673)
 Proceeds from sale of real estate                                     1,853,816
                                                                     -----------    ----------

    Net cash provided by (used in) investing activities                1,853,816      (637,673)
                                                                     -----------    ----------

Cash flows from financing activities:
 Distributions to partners                                              (820,138)     (835,071)
 Partial prepayment of note payable to affiliate                      (1,500,000)
                                                                     -----------    ----------

    Net cash used in financing activities                             (2,320,138)     (835,071)
                                                                     -----------    ----------


      Net increase (decrease) in cash and cash equivalents               399,024      (515,383)

   Cash and cash equivalents, beginning of period                      1,158,302     1,496,001
                                                                     -----------    ----------

      Cash and cash equivalents, end of period                       $ 1,557,326    $  980,618
                                                                     ===========    ==========

Supplemental disclosure of cash flows information:

       Interest paid                                                 $    55,644    $   10,286
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

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.


Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

   Quarter Ended   General Partners  Limited Partners  Per Limited Partner Unit
-----------------  ----------------  ----------------  ------------------------

December 31, 1996      $16,671            $818,400             $12.40
                       =======            ========             ======



A distribution of $12.41 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $45,262 and $59,321, respectively, and general and administrative expense reimbursements of $24,846 and $21,518, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1996 and 1997 were $24,613 and $17,584, respectively.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                     1996      %       1997      %
                                     ----     ----     ----     ----
Gibson Greetings, Inc.            $  636,133   51%  $  649,923   42%
Cleo, Inc.                           334,145   27      342,889   22
Hughes Markets, Inc.                  76,261    6      242,349   15
AT&T Corporation                     114,651    9      114,789    7
New Valley Corporation                91,793    7       91,637    6
Excel Telecommunications, Inc.                          80,959    5
Sports & Recreation, Inc.                               46,914    3
                                  ----------  ---   ----------  ---
                                  $1,252,983  100%  $1,569,460  100%
                                  ==========  ===   ==========  ===



Note 5.  Property in Moorestown, New Jersey:
         ----------------------------------

In April 1997, the Partnership and Corporate Property Associates 2 ("CPA(R):2"), an affiliate, who own a property in Moorestown, New Jersey as tenants-in-common with approximate 61% and 39% interests, respectively, entered into an agreement to sell the property for $4,500,000 (of which the Partnership's share is approximately $2,745,000), less selling costs.

The property is currently subject to a net lease with Sports & Recreation, Inc. ("Sports & Recreation"). During 1996, Sports & Recreation indicated to the Partnership and CPA(R):2 that it had decided not to occupy the property and would seek to terminate the lease. Sports & Recreation has continued to meet its lease obligations.

The sales agreement provides the purchaser a period of 90 days to complete its inspection of the property. If based on the inspection, the purchaser is not satisfied, the purchaser may elect to terminate the sales agreement. The sale is also contingent upon the purchaser reaching a lease termination agreement with Sports and Recreation and obtaining permits and approvals from the township of Moorestown prior to October 1, 1997. If all the conditions are met, the sale will occur between August 1, 1997 and December 15, 1997. There is no assurance that the sale will be completed.

In connection with the proposed sale, the $1,589,114 carrying value of the property has been classified as real estate held for sale.

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
---------------------

   The increase in net income of $437,000 for the three-month period ended March 31, 1997 as compared with the three-month period ended March 31, 1996 was due to
(i) the commencement of leases in July 1996 and November 1996 for the Partnership's properties in Moorestown, New Jersey and Reno, Nevada, respectively, and (ii) the modification of the lease with Hughes Markets, Inc. in May 1996 in connection with a two-year extension of the Hughes lease. As a result of the Moorestown and Reno leases with Sports & Recreation, Inc. and Excel Telecommunications, Inc., respectively, lease revenues increased by $128,000. In addition, with the commencement of the leases, property-related costs such as insurance and real estate taxes are paid by the lessees rather than absorbed by the Partnership, thereby reducing the Partnership's property expenses. As a result of the Hughes lease modification, revenues for the comparable three-month periods increased by $166,000.

   The Hughes lease is scheduled to expire in April 1998. Annual cash flow from the Hughes property is $676,000. If the sale of the Moorestown property is completed, annual revenues and cash flow will decrease by $188,000.



Financial Condition:
-------------------

   There has been no material change in the Partnership's financial condition since December 31, 1996. The decrease in cash of $515,000 was caused by the use of $638,000 of cash reserves to fund completion of tenant improvements for Excel in connection with retrofitting the Reno property. Cash provided from operating activities of $957,000 was sufficient to fund distributions to partners of $835,000.

   The Partnership has entered into preliminary discussions with AT&T Corporation regarding funding an expansion of the AT&T property in Bridgeton, Missouri. In exchange for funding improvements, the lease term would be extended. There is no assurance that an agreement will be completed. If necessary, the Partnership has sufficient borrowing capacity to fund any expansion of the AT&T property. If the sale of the Moorestown property is completed, the Partnership's share of proceeds from the sale are estimated to be $2,745,000, before selling costs. The sale would not occur prior to August 1, 1997. The Partnership is also actively seeking a new lessee for the Hughes property.

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

                        CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)   Exhibits:

           None

     (b)   Reports on Form 8-K

           During the quarter ended March 31, 1997, the Partnership was not required to file any reports on form 8-K.

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


                            CORPORATE PROPERTY ASSOCIATES 3
                            (a California limited partnership)

                            By: W.P. CAREY & CO., INC.



        5/8/97              By:   /s/ Claude Fernandez
      ----------                 ------------------------------
        Date                        Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)



        5/8/97              By:   /s/ Michael D. Roberts
      ----------                 -------------------------------
        Date                      Michael D. Roberts
                                  First Vice President and Controller
                                  (Principal Accounting Officer)