Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 3
filed 1997-08-11
CIK 350745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1997


                                       or

[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from __________________ to__________________________

Commission file number    0-10322

                        CORPORATE PROPERTY ASSOCIATES 3
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                      94-2708080
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                  10020
(Address of principal executive offices)                (Zip Code)

                                   (212) 492-1100
________________________________________________________________________________
                (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                           \X\ Yes  \ \ No



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                           \ \ Yes  \ \ No

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)





                                      INDEX



                                                            Page No.

 PART I

 Item 1. - Financial Information*

            Balance Sheets, December 31, 1996 and
            June 30, 1997                                      2

            Statements of Income for the three and six
            months ended June 30, 1996 and 1997                3

            Statements of Cash Flows for the six
            months ended June 30, 1996 and 1997                4

            Notes to Financial Statements                    5-6


 Item 2. - Management's Discussion of Operations               7



 PART II

 Item 6. - Exhibits and Reports on Form 8-K                    8

 Signatures                                                    9

*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                        December 31,        June 30,
                                                           1996              1997
                                                           ----              ----
                                                          (Note)           (Unaudited)
                  ASSETS:

Land and buildings, net of
        accumulated depreciation of
        $1,364,095 at December 31, 1996 and
        $1,472,597 at June 30, 1997                    $ 4,709,275        $ 5,245,918
Net investment in direct
        financing leases                                25,689,201         25,915,754
Cash and cash equivalents                                1,496,001          1,110,623
Marketable securities, at fair value                                        1,619,494
Other assets                                               635,873          1,045,123
                                                       -----------        -----------

                      Total assets                     $32,530,350        $34,936,912
                                                       ===========        ===========


                  LIABILITIES:

Note payable to affiliate                              $   500,000        $   300,000
Accounts payable and accrued expenses                       63,200            124,884
Accounts payable to affiliates                              73,313             94,408
                                                       -----------        -----------

                      Total liabilities                    636,513            519,292
                                                       -----------        -----------


                  PARTNERS' CAPITAL:

General Partners                                           214,807            265,313

Limited Partners (66,000 Limited
Partnership Units issued and
outstanding)                                            31,679,030         34,152,307
                                                       -----------        -----------
                      Total partners' capital           31,893,837         34,417,620
                                                       -----------        -----------

                      Total liabilities and
                             partners' capital         $32,530,350        $34,936,912
                                                       ===========        ===========


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)


                                         Three Months Ended                       Six Months Ended
                                   June 30, 1996    June 30, 1997       June 30, 1996        June 30, 1997
                                   -------------    -------------       -------------        -------------
Revenues:
    Interest from direct
        financing leases              $1,181,875        $1,205,671        $2,358,597        $2,404,908
    Rental income from
        operating leases                 186,987           370,222           263,248           740,445
    Other interest income                 15,906             9,028            39,541            20,418
    Other income                                         1,619,494                           1,619,494
                                      ----------        ----------        ----------        ----------
                                       1,384,768         3,204,415         2,661,386         4,785,265
                                      ----------        ----------        ----------        ----------

Expenses:
    Interest                              15,239             6,749            54,074            17,035
    Depreciation                          47,407            54,313            94,814           108,502
    General and administrative            82,603            94,825           168,747           183,494
    Property expense                     126,325           178,227           343,661           281,605
                                      ----------        ----------        ----------        ----------
                                         271,574           334,114           661,296           590,636
                                      ----------        ----------        ----------        ----------


          Net income                  $1,113,194        $2,870,301        $2,000,090        $4,194,629
                                      ==========        ==========        ==========        ==========



Net income allocated
    to General Partners               $   22,264        $   57,405        $   40,002        $   83,892
                                      ==========        ==========        ==========        ==========


Net income allocated
    to Limited Partners               $1,090,930        $2,812,896        $1,960,088        $4,110,737
                                      ==========        ==========        ==========        ==========


Net income per Unit
    (66,000 Limited
    Partnership Units)                $    16.53        $    42.62        $    29.70        $    62.28
                                      ==========        ==========        ==========        ==========


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      -----------------------
                                                                                      1996               1997
                                                                                      ----               ----
Cash flows from operating activities:
    Net income                                                                   $ 2,000,090         $ 4,194,629
    Adjustments to reconcile net income to
           net cash provided by operating activities:
           Depreciation                                                               94,814             108,502
           Other noncash items                                                      (189,559)           (373,303)
           Securities received in connection with settlement                                          (1,619,494)
           Net change in operating assets and liabilities                           (185,324)           (179,721)
                                                                                 -----------         -----------

               Net cash provided by operating activities                           1,720,021           2,130,613
                                                                                 -----------         -----------


Cash flows from investing activities:
    Additional capitalized costs                                                                        (645,145)
    Proceeds from sale of real estate                                              1,853,816
                                                                                 -----------         -----------

               Net cash provided by (used in) investing activities                 1,853,816            (645,145)
                                                                                 -----------         -----------


Cash flows from financing activities:
    Distributions to partners                                                     (1,651,020)         (1,670,846)
    Partial prepayment of note payable to affiliate                               (1,800,000)           (200,000)
                                                                                 -----------         -----------

               Net cash used in financing activities                              (3,451,020)         (1,870,846)
                                                                                 -----------         -----------


                     Net increase (decrease) in cash and cash equivalents            122,817            (385,378)

           Cash and cash equivalents, beginning of period                          1,158,302           1,496,001
                                                                                 -----------         -----------

                     Cash and cash equivalents, end of period                    $ 1,281,119         $ 1,110,623
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


Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:

  Quarter Ended      General Partners  Limited Partners    Per Limited Partner Unit
  -------------      ----------------  ----------------    ------------------------
December 31, 1996        $16,671            $818,400              $12.40
                         =======            ========              ======

March 31, 1997           $16,715            $819,060              $12.41
                         =======            ========              ======



A distribution of $12.42 per Limited Partner Unit for the quarter ended June 30, 1997 was declared and paid in July 1997.


Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996 the Partnership incurred property management fees of $70,070 and $115,332, respectively, and general and administrative expense reimbursements of $16,048 and $40,894, respectively. For the three-month and six-month periods ended June 30, 1997, the Partnership incurred property management fees of $72,252 and $131,573, respectively, and general and administrative expense reimbursements of $19,805 and $41,323, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1996 and 1997 were $39,726 and $40,490, respectively.


Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                       1996                %                  1997            %
                                                    ----------         ----------         ----------         ---

Gibson Greetings, Inc.                              $1,275,373                 49%        $1,303,899          42%
Cleo, Inc.                                             670,340                 25            688,201          22
Hughes Markets, Inc.                                   263,248                 10            484,698          15
AT&T Corporation                                       229,335                  9            229,595           7
Western Union Financial Services, Inc.
        (assigned by New Valley Corporation)           183,549                  7            183,213           6
Excel Communications, Inc.                                                                   161,918           5
Sports & Recreation, Inc.                                                                     93,829           3
                                                    ----------         ----------         ----------         ---
                                                    $2,621,845                100%        $3,145,353         100%
                                                    ==========         ==========         ==========         ===

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 5.  Property in Los Angeles, California:

The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an affiliate, own a dairy processing facility in Los Angeles, California as tenants-in-common with 16.76% and 83.24% ownership interests, respectively. In May 1996, the Partnership and CPA(R):4 entered into an agreement with Hughes Markets, Inc. ("Hughes") to extend the term of a lease which was expiring from April 30, 1996 to April 30, 1998. Under the agreement, Hughes' annual rent increased from $1,820,000 to $4,034,000 (of which the Partnership's share is approximately $676,000) and Hughes would be required to pay a lump sum payment of $3,500,000 (of which the Partnership's share will be $587,000) at the end of the two-year extension. Hughes was required to provide the Partnership and CPA(R):4 with a letter of credit in an amount equal to the lump sum payment. Hughes may extend the lease on a month-to-month basis through October 1998.

On June 20, 1997, the Partnership and CPA(R):4 entered into a net lease agreement for the Los Angeles property with Copeland Beverage Group, Inc. ("Copeland"). Copeland's right of possession of the property and the date which it will be required to commence paying rent will be the date on or after April 30, 1998 that Hughes vacates the property.

The Copeland lease provides for an initial term of nine years and two five-year renewals at the option of the lessee. The lease provides for annual rent of $1,800,000 (of which the Partnership's share will be $301,680) with rent increases every three years based on a formula indexed to increases in the Consumer Price Index. Prior to taking occupancy of the property, Copeland will be required to provide the Partnership and CPA(R):4 with an irrevocable letter of credit of $1,800,000 as a security deposit.


Note 6.  Other Income:

In August 1995, the Partnership and The Leslie Fay Company ("Leslie Fay") entered into an agreement which settled a long-standing dispute with Leslie Fay regarding the purchase option price for a property in Wilkes Barre, Pennsylvania. Under the agreement, the Partnership ultimately received and retained amounts which totalled approximately $18,940,000, retained ownership of the property (which was sold in January 1996) and set its bankruptcy claim against Leslie Fay, as an unsecured creditor, at $2,650,000.

On June 30, 1997, the Partnership received, as a partial distribution of its claim as an unsecured creditor, securities with a market value of $1,619,494 and which consist of 43,857 shares of common stock of Sassco Fashions, Ltd. ("Sassco"), 21,929 shares of common stock of The Leslie Fay Company, Inc. ("Leslie Fay, Inc.") and 12.75% senior notes due March 31, 2004 of Sassco which have a stated principal of $709,458. The distribution is intended to represent 79% of the total settlement amount to be paid; however, the remaining amounts are subject to Leslie Fay's settlement of disputed claims with other of its creditors. The securities received, which are available-for-sale, are stated in the accompanying financial statements as marketable securities, based on their fair value as of June 30, 1997.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

           Net income for the three-month and six-month periods ended June 30, 1997 increased by $1,757,000 and $2,194,000 as compared with the similar periods ended June 30, 1996. Approximately $1,620,000 of the increase for the current periods was due to a distribution received on the Partnership's bankruptcy claim against a former lessee, The Leslie Fay Company. The increase in income of $574,000, excluding other income, for the six-month period was primarily due to an increase in lease revenues, and, to a lesser extent for the six-month period, a decrease in property expense. The increase in income of $137,000, excluding the nonrecurring other income item, for the three-month period was due to an increase in lease revenues; however, this was partially offset by an increase in property expenses.

           The increase in lease revenues was due to the commencement of the Sports & Recreation, Inc. and Excel Communications, Inc. leases in July 1996 and December 1996, respectively, and a rent increase under the extension agreement for the Hughes Markets, Inc. lease in May 1996. Property expenses decreased for the six-month period as Excel and Sports & Recreation are required to pay property-related costs for maintenance and repairs, insurance and real estate taxes which were absorbed by the Partnership prior to the commencement of the leases. Property expenses were negatively affected by legal costs incurred during the current year's three-month period relating to the Partnership's bankruptcy claim against New Valley Corporation in connection with the termination of the two leases in 1993 and 1994. Although the Partnership believes that it will receive substantial proceeds from its claim, the amount cannot currently be estimated.



Financial Condition:

           There has been no change in the Partnership's financial condition since December 31, 1996. Cash provided from operations of $2,130,000 was sufficient to fund distributions to partners of $1,671,000 and a portion of the tenant improvements at the Excel property in Reno, Nevada. The Partnership also used $200,000 to make a partial prepayment on a note payable to an affiliate and expects to pay the remaining $300,000 from operating cash flow.

           As a result of the new lease with Copeland Beverage Group, which will go into effect when Hughes Market vacates the Partnership's dairy processing facility in Los Angeles, California, annual cash flow will decrease by $374,000. Cash flow from the Copeland lease will approximate the Partnership's cash flow from the property for the period which preceded Hughes extension agreement. As a result of the lease agreement, the Partnership does not expect to incur costs maintaining the property during any period of vacancy nor use any proceeds from the scheduled lump sum payment of $587,000 to retrofit the property for alternative uses. The sale of the Moorestown, New Jersey property leased to Sports & Recreation will not be completed as the proposed purchaser exercised its option to terminate the transaction. The Partnership has entered into preliminary discussions with AT&T Corporation regarding funding of an expansion of the AT&T property in Bridgeton, Missouri in exchange for an extension of the initial lease term. If necessary, the Partnership has sufficient borrowing capacity to fund any expansion as well as the possibility of using funds which could be generated from a sale of the marketable securities received as part of the Leslie Fay bankruptcy distribution.

           The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

                  (a)                  Exhibits:

                                       None

                  (b)                  Reports on Form 8-K

                                       During the quarter ended June 30, 1997,
                                       the Partnership was not required to file any reports on form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)


                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CORPORATE PROPERTY ASSOCIATES 3
                             (a California limited partnership)

                             By:    W.P. CAREY & CO., INC.



  08/11/97                   By:     /s/ Steven M. Berzin
  --------                           -------------------------------------
     Date                                    Steven M. Berzin
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



  08/11/97                   By:     /s/ Claude Fernandez
  --------                           -------------------------------------
     Date                                    Claude Fernandez
                                             Executive Vice President and
                                             Chief Administrative Officer
                                             (Principal Accounting Officer)




  08/11/97                   By:     /s/ Michael D. Roberts
  --------                           -------------------------------------
     Date                                    Michael D. Roberts
                                             First Vice President and Controller