Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 3
filed 1997-09-04
CIK 350745

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

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to

Commission file number                       0-10322

                         CORPORATE PROPERTY ASSOCIATES 3
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                                                  94-2708080
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                        10020
(Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

        NONE                                           NONE



           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)


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

                                                               [X] Yes  [ ] No

      Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART II






Item 8.  Financial Statements and Supplementary Data.


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

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996



                                                      1994           1995           1996
                                                  -----------    -----------    -----------
Revenues:
  Rental income                                   $   287,779    $   290,657    $   845,257
  Interest income from direct financing leases      7,055,695      6,502,361      4,735,487
  Other interest Income                                48,378        230,926         74,338
  Other income                                                       225,321         75,000
                                                  -----------    -----------    -----------
                                                    7,391,852      7,249,265      5,730,082
                                                  -----------    -----------    -----------

Expenses:
  Interest                                          1,602,175      1,255,047         75,158
  Depreciation                                        158,567        198,590        188,893
  General and administrative                          309,069        372,006        326,082
  Property expenses                                 1,387,498        781,442        705,915
  Amortization                                         22,405         19,605
  Writedown to net realizable value                   697,325        146,184
                                                  -----------    -----------    -----------
                                                    4,177,039      2,772,874      1,296,048
                                                  -----------    -----------    -----------

       Income before gain on settlement             3,214,813      4,476,391      4,434,034

Gain on settlement, net of $7,400,000
  writedown to net realizable value                               11,499,176
                                                  -----------    -----------    -----------
       Net income                                 $ 3,214,813    $15,975,567    $ 4,434,034
                                                  ===========    ===========    ===========


Net income allocated to:
  Individual General Partner                      $     3,215    $    15,976    $     4,434
                                                  ===========    ===========    ===========

  Corporate General Partner                       $    61,081    $   303,536    $    84,247
                                                  ===========    ===========    ===========

  Limited Partners                                $ 3,150,517    $15,656,055    $ 4,345,353
                                                  ===========    ===========    ===========

Net income per Unit
  (66,000 Limited Partnership
  Units outstanding)                              $     47.74    $    237.21    $     65.84
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

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996


                                            Partners' Capital Accounts
                                   ---------------------------------------------------------------
                                                                                        Limited
                                                                                        Partners'
                                                      General          Limited         Amount Per
                                      Total           Partners         Partners         Unit (a)
                                   ------------     ------------     ------------     ------------
Balance, December 31, 1993         $ 28,967,437     $     75,372     $ 28,892,065     $        438

Distributions                        (4,656,367)         (93,127)      (4,563,240)             (69)

Net income 1994                       3,214,813           64,296        3,150,517               48
                                   ------------     ------------     ------------     ------------

Balance, December 31, 1994           27,525,883           46,541       27,479,342              417

Distributions                       (12,722,367)        (174,447)     (12,547,920)            (190)

Net income 1995                      15,975,567          319,512       15,656,055              237
                                   ------------     ------------     ------------     ------------

Balance, December 31, 1995           30,779,083          191,606       30,587,477              464

Distributions                        (3,319,280)         (65,480)      (3,253,800)             (49)

Net income 1996                       4,434,034           88,681        4,345,353               66
                                   ------------     ------------     ------------     ------------

Balance, December 31, 1996         $ 31,893,837     $    214,807     $ 31,679,030     $        481
                                   ============     ============     ============     ============

(a)  Based on 66,000 Units issued and outstanding during all periods.

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996


                                                             1994             1995             1996
                                                        ------------     ------------     ------------
Cash flows from operating activities:
   Net Income                                           $  3,214,813     $ 15,975,567     $  4,434,034
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                           180,972          218,195          188,893
     Gain on settlement, net                                              (11,499,176)
     Restructuring fees received, net of costs                              8,150,941
     Cash receipts on direct financing leases in
      excess of (less than) amortization of unearned
      income and straight-line adjustments                     9,046          (26,973)        (592,942)
     Writedown to net realizable value                       697,325          146,184
     Net change in operating assets and liabilities          545,219          (47,161)        (123,379)
                                                        ------------     ------------     ------------
        Net cash provided by operating
          activities                                       4,647,375       12,917,577        3,906,606
                                                        ------------     ------------     ------------

Cash flows from investing activities:
   Capitalized costs                                                                          (303,443)
   Proceeds from settlement, net                                            4,850,869
   Proceeds from sale of real estate                                                         1,853,816
   Payments received in connection with
     exercise of purchase option                           2,286,195          585,000
                                                        ------------     ------------     ------------
     Net cash provided by
          investing activities                             2,286,195        5,435,869        1,550,373
                                                        ------------     ------------     ------------

Cash flows from financing activities:
   Distributions to partners                              (4,656,367)     (12,722,367)      (3,319,280)
   Payment of mortgage principal                          (1,453,396)      (1,113,283)
   Prepayment of mortgage principal                                       (14,510,913)
   Payment of note to affiliate                                                             (1,800,000)
   Proceeds from issuance of note to affiliate                              2,300,000
                                                        ------------     ------------     ------------
        Net cash used in
          financing activities                            (6,109,763)     (26,046,563)      (5,119,280)
                                                        ------------     ------------     ------------

        Net increase (decrease) in cash
          and cash equivalents                               823,807       (7,693,117)         337,699

Cash and cash equivalents,
   beginning of year                                       8,027,612        8,851,419        1,158,302
                                                        ------------     ------------     ------------

        Cash and cash equivalents,
          end of year                                   $  8,851,419     $  1,158,302     $  1,496,001
                                                        ============     ============     ============


Supplemental cash flows information:

Interest paid                                           $  1,613,684     $  1,357,609     $     97,192
                                                        ============     ============     ============

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

        The Agreement provides that the General Partners are allocated 2% (.1% to the Individual General Partner, William P. Carey, and 1.9% to the Corporate General Partner, W. P. Carey & Co., Inc. ("W.P. Carey") and the Limited Partners are allocated 98% of the profits and losses as well as distributions of distributable cash from operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return ranging from 6% to 9% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $731,823 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made, formal plans of liquidation are adopted or limited partnership units are converted to other securities which provide the security holder with greater liquidity than a limited partnership unit. Management believes that as of the report date, ultimate payment of the preferred return is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

 5.  Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                              December 31,
                                                              ------------
                                                         1995            1996
                                                    ------------    ------------
               Minimum lease payments receivable    $ 72,193,297    $ 67,855,219
               Unguaranteed residual value            33,409,444      33,409,444
                                                    ------------    ------------
                                                     105,602,741     101,264,663
               Less, Unearned income                  80,310,949      75,575,462
                                                    ------------    ------------
                                                    $ 25,291,792    $ 25,689,201
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

6.   Distributions:

        Distributions are declared and paid to partners quarterly and are summarized as follows:

Year Ending                                 Distributions Paid to          Distributions Paid to             Per Limited
  December 31,                                General Partners                Limited Partners              Partners Unit
--------------                              ---------------------          ---------------------            -------------
    1994                                         $    93,127                    $ 4,563,240                    $  69.14
                                                 ===========                    ===========                    ========
    1995
      Quarterly distributions                    $    94,447                    $ 4,627,920                    $  70.12
      Special distribution
        - Note 10                                     80,000                      7,920,000                      120.00
                                                 -----------                    -----------                    --------
                                                 $   174,447                    $12,547,920                    $ 190.12
                                                 ===========                    ===========                    ========
    1996                                         $    65,480                    $ 3,253,800                    $  49.30
                                                 ===========                    ===========                    ========


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


7.   Income for Federal Tax Purposes:

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                    1994             1995             1996
                                               ------------     ------------     ------------
    Net income per Statements of Income        $  3,214,813     $ 15,975,567     $  4,434,034
    Excess tax depreciation                      (1,423,529)      (1,364,376)        (880,310)
    Recognition of purchase installments
      as operating income                         2,286,195       (5,880,601)
    Writedown to net realizable value               697,325        7,546,184
    Restructuring fee                                              8,150,941
    Other                                          (312,950)        (474,841)        (407,625)
                                               ------------     ------------     ------------
         Income reported for Federal income
           tax purposes                        $  4,461,854     $ 23,952,874     $  3,146,099
                                               ============     ============     ============


 8.  Industry Segment Information:

        The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

        In 1994, 1995 and 1996, the Partnership earned its total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                                         1994             %            1995             %            1996             %
                                      ----------     ----------     ----------     ----------     ----------     ----------
    Gibson Greetings, Inc.            $5,962,090             81%    $5,525,671             81%    $2,560,499             46%
    Cleo, Inc.                                                         150,885              2      1,349,237             24
    Hughes Markets, Inc.                 287,779              4        290,657              4        747,946             13
    AT&T Corporation                     457,818              6        458,275              7        458,807              8
    New Valley Corporation               635,786              9        367,530              6        366,944              7
    Sports & Recreation, Inc.                                                                         93,829              2
    Excel Telecommunications, Inc.                                                                     3,482
                                      ----------     ----------     ----------     ----------     ----------     ----------
                                      $7,343,473            100%    $6,793,018            100%    $5,580,744            100%
                                      ==========     ==========     ==========     ==========     ==========     ==========


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


                                   Continued

                                   SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CORPORATE PROPERTY ASSOCIATES 3
                        (a California limited partnership)

                        BY:   W. P. CAREY & CO., INC.

    09/03/97             BY:   /s/ Steven M. Berzin
--------------                --------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



    09/03/97             BY:   /s/ Claude Fernandez
--------------                --------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Administrative Officer
                              (Principal Accounting Officer)