Form 10-Q/A
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 3
filed 1997-09-04
CIK 350745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


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

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                          December 31,    March 31,
                                             1996           1997
                                          -----------    -----------
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

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)



                                                                    Three Months Ended
                                                             March 31, 1996   March 31, 1997
                                                             --------------   --------------
Revenues:
  Interest income from direct financing leases                 $1,176,722       $1,199,237
  Rental income from operating leases                              76,261          370,223
  Other interest income                                            23,635           11,390
                                                               ----------       ----------
                                                                1,276,618        1,580,850
                                                               ----------       ----------

Expenses:
  Interest                                                         38,835           10,286
  Depreciation                                                     47,407           54,189
  General and administrative                                       86,144           88,669
  Property expense                                                217,336          103,378
                                                               ----------       ----------
                                                                  389,722          256,522
                                                               ----------       ----------


     Net income                                                $  886,896       $1,324,328
                                                               ==========       ==========


Net income allocated
  to General Partners                                          $   17,738       $   26,487
                                                               ==========       ==========


Net income allocated
  to Limited Partners                                          $  869,158       $1,297,841
                                                               ==========       ==========



Net income per Unit:
  (66,000 Limited
  Partnership Units)                                           $    13.17       $    19.66
                                                               ==========       ==========

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   Three Months Ended
                                                                         March 31,
                                                               ---------------------------
                                                                   1996            1997
                                                               -----------     -----------
Cash flows from operating activities:
  Net income                                                   $   886,896     $ 1,324,328
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                    47,407          54,189
    Income on direct financing leases in excess of
     scheduled rents and straight-line adjustments
     on operating leases                                           (92,203)       (188,043)
    Net change in operating assets and liabilities                  23,246        (233,113)
                                                               -----------     -----------

     Net cash provided by operating activities                     865,346         957,361
                                                               -----------     -----------

Cash flows from investing activities:
  Additional capitalized costs                                                    (637,673)
  Proceeds from sale of real estate                              1,853,816
                                                               -----------     -----------

     Net cash provided by (used in) investing activities         1,853,816        (637,673)
                                                               -----------     -----------

Cash flows from financing activities:
  Distributions to partners                                       (820,138)       (835,071)
  Partial prepayment of note payable to affiliate               (1,500,000)
                                                               -----------     -----------

     Net cash used in financing activities                      (2,320,138)       (835,071)
                                                               -----------     -----------


       Net increase (decrease) in cash and cash equivalents        399,024        (515,383)

    Cash and cash equivalents, beginning of period               1,158,302       1,496,001
                                                               -----------     -----------

       Cash and cash equivalents, end of period                $ 1,557,326     $   980,618
                                                               ===========     ===========



Supplemental disclosure of cash flows information:

         Interest paid                                         $    55,644     $    10,286
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



Note 3. Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $45,262 and $59,321, respectively, and general and administrative expense reimbursements of $24,846 and $21,518, respectively. Management believes that ultimate payment of a preferred return to the General Partners of $731,823, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4. Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1996       %             1997       %
                                        ----      ---            ----      ---
Gibson Greetings, Inc.              $  636,133     51%       $  649,923     42%
Cleo, Inc.                             334,145     27           342,889     22
Hughes Markets, Inc.                    76,261      6           242,349     15
AT&T Corporation                       114,651      9           114,789      7
New Valley Corporation                  91,793      7            91,637      6
Excel Telecommunications, Inc.                                   80,959      5
Sports & Recreation, Inc.                                        46,914      3
                                    ----------    ---        ----------    ---
                                    $1,252,983    100%       $1,569,460    100%
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


                                  CORPORATE PROPERTY ASSOCIATES 3
                                  (a California limited partnership)

                                  By:  W.P. CAREY & CO., INC.



    09/03/97                      BY:   /s/ Steven M. Berzin
----------------                       ----------------------------------
     Date                              Steven M. Berzin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



    09/03/97                      BY:   /s/ Claude Fernandez
----------------                       ----------------------------------
     Date                              Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)