Form 10-Q/A
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 3
filed 1997-09-05
CIK 350745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1997
                              --------------------------------------------------

                                       or

[ ]
        TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number                          0-10322
                       ---------------------------------------------------------


                         CORPORATE PROPERTY ASSOCIATES 3
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                                           94-2708080
- --------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)



50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
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

                                                    [ ]  Yes    [ ]  No

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                                      December 31,                 June 30,
                                                                          1996                       1997
                                                                      ------------               ------------
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

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                        STATEMENTS OF INCOME (UNAUDITED)




                                              Three Months Ended                                  Six Months Ended
                                   June 30, 1996            June 30, 1997            June 30, 1996          June 30, 1997
                                   ------------            --------------            -------------          -------------
Revenues:
  Interest from direct
    financing leases               $1,181,875               $1,205,671                $2,358,597                $2,404,908
  Rental income from
    operating leases                  186,987                  370,222                   263,248                   740,445
  Other interest income                15,906                    9,028                    39,541                    20,418
  Other income                                               1,619,494                                           1,619,494
                                   ----------               ----------                ----------                ----------
                                    1,384,768                3,204,415                 2,661,386                 4,785,265
                                   ----------               ----------                ----------                ----------

Expenses:
  Interest                             15,239                    6,749                    54,074                    17,035
  Depreciation                         47,407                   54,313                    94,814                   108,502
  General and administrative           82,603                   94,825                   168,747                   183,494
  Property expense                    126,325                  178,227                   343,661                   281,605
                                   ----------               ----------                ----------                ----------
                                      271,574                  334,114                   661,296                   590,636
                                   ----------               ----------                ----------                ----------


      Net income                   $1,113,194               $2,870,301                $2,000,090                $4,194,629
                                   ==========               ==========                ==========                ==========



Net income allocated
  to General Partners              $   22,264               $   57,405                $   40,002                $   83,892
                                   ==========               ==========                ==========                ==========


Net income allocated
  to Limited Partners              $1,090,930               $2,812,896                $1,960,088                $4,110,737
                                   ==========               ==========                ==========                ==========


Net income per Unit
  (66,000 Limited
  Partnership Units)               $    16.53               $    42.62                $    29.70                $    62.28
                                   ==========               ==========                ==========                ==========




The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                ------------------------------------------
                                                                                    1996                          1997
                                                                                -----------                    -----------
Cash flows from operating activities:
  Net income                                                                    $ 2,000,090                    $ 4,194,629
  Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                                   94,814                        108,502
      Other noncash items                                                          (189,559)                      (373,303)
      Securities received in connection with settlement                                                         (1,619,494)
      Net change in operating assets and liabilities                               (185,324)                      (179,721)
                                                                                -----------                    -----------

        Net cash provided by operating activities                                 1,720,021                      2,130,613
                                                                                -----------                    -----------


Cash flows from investing activities:
  Additional capitalized costs                                                                                    (645,145)
  Proceeds from sale of real estate                                               1,853,816
                                                                                -----------                    -----------

        Net cash provided by (used in) investing activities                       1,853,816                       (645,145)
                                                                                -----------                    -----------


Cash flows from financing activities:
  Distributions to partners                                                      (1,651,020)                    (1,670,846)
  Partial prepayment of note payable to affiliate                                (1,800,000)                      (200,000)
                                                                                -----------                    -----------

        Net cash used in financing activities                                    (3,451,020)                    (1,870,846)
                                                                                -----------                    -----------


           Net increase (decrease) in cash and cash equivalents                     122,817                       (385,378)

      Cash and cash equivalents, beginning of period                              1,158,302                      1,496,001
                                                                                -----------                    -----------

           Cash and cash equivalents, end of period                             $ 1,281,119                    $ 1,110,623
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


Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:


  Quarter Ended              General Partners               Limited Partners            Per Limited Partner Unit
- -----------------            ----------------               ----------------            ------------------------


December 31, 1996                $16,671                          $818,400                        $12.40
                                 =======                          ========                        ======

March 31, 1997                   $16,715                          $819,060                        $12.41
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


Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                                            1996         %                       1997         %
                                                         ----------     ---                   ----------     ----
Gibson Greetings, Inc.                                   $1,275,373      49%                  $1,303,899      42%
Cleo, Inc.                                                  670,340      25                      688,201      22
Hughes Markets, Inc.                                        263,248      10                      484,698      15
AT&T Corporation                                            229,335       9                      229,595       7
Western Union Financial Services, Inc.
    (assigned by New Valley Corporation)                    183,549       7                      183,213       6
Excel Communications, Inc.                                                                       161,918       5
Sports & Recreation, Inc.                                                                         93,829       3
                                                         ----------     ---                   ----------     ---
                                                         $2,621,845     100%                  $3,145,353     100%
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


                                     CORPORATE PROPERTY ASSOCIATES 3
                                     (a California limited partnership)

                                     By:    W.P. CAREY & CO., INC.



           09/03/97                  By:     /s/ Steven M. Berzin
           --------                          ---------------------------------
             Date                                Steven M. Berzin
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



           09/03/97                  By:     /s/ Claude Fernandez
           --------                          ----------------------------------
             Date                                Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)