Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 3
filed 1997-11-10
CIK 350745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                               -----------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission file number               0-10322
                       -------------------------------------

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

                                                              |_| Yes  |_| No

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                      INDEX

                                                                  Page No.
                                                                  --------

PART I

Item 1. - Financial Information*

         Balance Sheets, December 31, 1996 and
         September 30, 1997                                          2

         Statements of Income for the three and nine
         months ended September 30, 1996 and 1997                    3

         Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1997                    4

         Notes to Financial Statements                              5-6


Item 2. - Management's Discussion of Operations                      7



PART II

Item 6. - Exhibits and Reports on Form 8-K                           8

Signatures                                                           9

*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                             December 31,      September 30,
                                                  1996             1997
                                             ------------      -------------
                                                 (Note)         (Unaudited)
      ASSETS:
Land and buildings, net of
   accumulated depreciation of
   $1,364,095 at December 31, 1996 and
   $1,526,849 at September 30, 1997          $ 4,709,275       $ 5,191,666
Net investment in direct
   financing leases                           25,689,201        26,029,504
Cash and cash equivalents                      1,496,001         1,091,413
Marketable securities, at fair value                             1,671,578
Other assets                                     635,873         1,120,741
                                             -----------       -----------

        Total assets                         $32,530,350       $35,104,902
                                             ===========       ===========

      LIABILITIES:
Note payable to affiliate                    $   500,000
Accounts payable and accrued expenses             63,200       $    72,050
Prepaid rental income                                               40,254
Accounts payable to affiliates                    73,313           154,979
                                             -----------       -----------

        Total liabilities                        636,513           267,283
                                             -----------       -----------

      PARTNERS' CAPITAL:
General Partners                                 214,807           273,714

Limited Partners (66,000 Limited
Partnership Units issued and
outstanding)                                  31,679,030        34,563,905
                                             -----------       -----------
        Total partners' capital               31,893,837        34,837,619
                                             -----------       -----------

        Total liabilities and
          partners' capital                  $32,530,350       $35,104,902
                                             ===========       ===========

The accompanying notes are an integral part of the financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                        STATEMENTS OF INCOME (UNAUDITED)

                                      Three Months Ended                          Nine Months Ended
                           September 30, 1996   September 30, 1997    September 30, 1996  September 30, 1997
                           ------------------   ------------------    ------------------  ------------------

Revenues:
  Interest from direct
   financing leases            $1,187,332            $1,212,244           $3,545,929           $3,617,152
  Rental income from
   operating leases               289,263               370,223              552,511            1,110,668
  Other interest income            16,969                35,833               56,510               56,251
  Other income                     75,000                                     75,000            1,619,494
                               ----------            ----------           ----------           ----------
                                1,568,564             1,618,300            4,229,950            6,403,565
                               ----------            ----------           ----------           ----------

Expenses:
  Interest                         10,542                   709               64,616               17,744
  Depreciation                     47,408                54,252              142,222              162,754
  General and
   administrative                  72,994                88,127              241,741              271,621
  Property expense                204,024               270,848              547,685              552,453
                               ----------            ----------           ----------           ----------
                                  334,968               413,936              996,264            1,004,572
                               ----------            ----------           ----------           ----------

     Net income                $1,233,596            $1,204,364           $3,233,686           $5,398,993
                               ==========            ==========           ==========           ==========

Net income allocated
  to General Partners          $   24,672            $   24,088           $   64,674           $  107,980
                               ==========            ==========           ==========           ==========

Net income allocated
  to Limited Partners          $1,208,924            $1,180,276           $3,169,012           $5,291,013
                               ==========            ==========           ==========           ==========

Net income per Unit
  (66,000 Limited
  Partnership Units)               $18.32               $17.88                $48.02              $80.16
                                   ======               ======                ======              ======

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                          ------------------------
                                                          1996                1997
                                                          ----                ----
Cash flows from operating activities:
  Net income                                         $ 3,233,686         $ 5,398,993
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                         142,222             162,754
    Other noncash items                                 (414,579)           (560,278)
    Securities received in connection with settlement                     (1,619,494)
    Net change in operating assets and liabilities       (68,946)           (134,123)
                                                     -----------         -----------

     Net cash provided by operating activities         2,892,383           3,247,852
                                                     -----------         -----------

Cash flows from investing activities:
  Additional capitalized costs                                              (645,145)
  Proceeds from sale of real estate                    1,853,816
                                                     -----------         -----------

     Net cash provided by (used in)
      investing activities                             1,853,816            (645,145)
                                                     -----------         -----------

Cash flows from financing activities:
  Distributions to partners                           (2,484,775)         (2,507,295)
  Prepayments of note payable to affiliate            (1,800,000)           (500,000)
                                                     -----------         -----------

     Net cash used in financing activities            (4,284,775)         (3,007,295)
                                                     -----------         -----------

       Net increase (decrease) in cash and
        cash equivalents                                 461,424            (404,588)

    Cash and cash equivalents, beginning of period     1,158,302           1,496,001
                                                     -----------         -----------

       Cash and cash equivalents, end of period      $ 1,619,726         $ 1,091,413
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

Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1997 are summarized as follows:

Quarter Ended     General Partners   Limited Partners   Per Limited Partner Unit
-------------     ----------------   ----------------   ------------------------
December 31, 1996     $16,671             $818,400               $12.40
                      =======             ========               ======
March 31, 1997        $16,715             $819,060               $12.41
                      =======             ========               ======
June 30, 1997         $16,729             $819,720               $12.42
                      =======             ========               ======

A distribution of $12.43 per Limited Partner Unit for the quarter ended September 30, 1997 was declared and paid in October 1997.

Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996 the Partnership incurred property management fees of $51,632 and $166,964, respectively, and general and administrative expense reimbursements of $23,971 and $64,865, respectively. For the three-month and nine-month periods ended September 30, 1997, the Partnership incurred property management fees of $138,698 and $270,271, respectively, and general and administrative expense reimbursements of $26,715 and $68,038, respectively. Management believes that ultimate payment of a preferred return to the General Partners of $731,823, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined in Statement of Financial Accounting Standards No. 5, and no accrual for such preferred return has been reflected in the accompanying Financial Statements.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1996 and 1997 were $51,977 and $35,036, respectively.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from financing leases) from the following lease obligors:
                                        1996       %             1997       %
                                        ----      ----           ----      ---
Gibson Greetings, Inc.              $1,917,936     47%       $1,962,243     42%
Cleo, Inc.                           1,008,674     25         1,036,044     22
Hughes Markets, Inc.                   505,597     12           727,048     15
AT&T Corporation                       344,053      8           344,268      7
Western Union Financial
 Services, Inc.                        275,266      7           274,597      6
Excel Communications, Inc.                                      242,877      5
Sports & Recreation, Inc.               46,914      1           140,743      3
                                    ----------    ----       ----------    ---
                                    $4,098,440    100%       $4,727,820    100%
                                    ==========    ====       ==========    ====

Note 5.  Consent Solicitation:

On October 15, 1997, Carey Diversified LLC ("CD(SM)") filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners are proposing that the Limited Partners of the nine CPA(R) limited partnerships approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of CDSM, of which CDSM is the general partner. As described in the consent solicitation, each limited partner would have the option of either exchanging his or her limited partnership units for an interest in CD(SM) ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). If the holders of a majority of the outstanding limited partnership units of the Partnership consent to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of CD(SM) may be consummated. If the transaction is consummated, the General Partners will exchange a portion of their general partnership interests in exchange for Listed Shares. The transaction will not occur unless the CPA(R) Partnerships approving the transaction represent at least $200,000,000 in Total Exchange Value, as defined. There is no assurance that the holders of limited partnership units of the Partnership will consent to the transaction or that the transaction will occur.

If the transaction is completed, the Listed Shares will be listed and publicly traded on the New York Stock Exchange. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not result in a taxable event to the limited partners. The risk factors and benefits relating to the proposed transaction are described in the consent solicitation. The General Partners, as well as all the Directors of the Corporate General Partners of the CPA(R) Partnerships, have unanimously approved the proposed transaction.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS

Results of Operations:

    Net income decreased by $29,000 and increased by $2,165,000 for the three-month and nine-month periods ended September 30, 1997, respectively, as compared with the similar periods ended September 30, 1996. Excluding the effects of nonrecurring other income items of $75,000 and $1,619,000 in 1996 and 1997, respectively, income for the comparable three-month and nine-month periods would have reflected increases of $46,000 and $621,000, respectively. The increases in income as adjusted were due to an increase in lease revenues and a decrease in interest expense. The benefit of these items in the current quarter were partially offset by an increase in property expenses.

    The increase in lease revenues was primarily due to the commencement of new leases with Sports & Recreation, Inc. and Excel Communications, Inc. in July 1996 and December 1996, respectively, and, to a lesser extent, to the restructuring of the Hughes Market, Inc. lease in May 1996 in connection with the two-year extension agreement. The decrease in interest expense was due to the payoff of a note payable to an affiliate during the third quarter of 1997. The increase in property expenses was due to higher property management fees. Management fees increased due to the realization of higher Partnership income in 1997. Property expense benefited from the net leases with Sports & Recreation and Excel in Moorestown, New Jersey and Reno, Nevada, respectively. A net lease requires the lessee to absorb the costs associated with operating a property including the costs of maintenance, insurance and real estate taxes. Prior to entering into the leases, the properties were vacant and the Partnership absorbed such costs. The positive impact on property expense from the absorption of the costs by lessees at the Moorestown and Reno properties was offset by legal costs incurred in connection with the Partnership's bankruptcy claim against New Valley Corporation. New Valley terminated its leases on the Moorestown and Reno properties in 1993 and 1994, respectively, in connection with its voluntary bankruptcy petition. A final ruling on the Partnership's claim against New Valley is expected before the end of the year. Although the Partnership believes it will ultimately receive substantial proceeds from its claim, the amount cannot be currently estimated.

    Other income in 1997 consisted of a distribution of $1,619,000 received from the Partnership's bankruptcy claim against a former lessee. There is no assurance that the Partnership will receive additional distributions on its claim.

    As previously reported, the Partnership has entered into a lease with Copeland Beverage Group which will go into effect when Hughes vacates the Partnership's dairy processing facility in Los Angeles, California. Cash flow from the Copeland lease will approximate cash flow from the Hughes lease that was in effect prior to the rent increase negotiated in connection with the lease extension. Accordingly, annual cash flow will decrease by $374,000; however, the lump sum rental payment of $587,000 to be received in May 1998 at the end of the Hughes extension term will not be needed to retrofit the facility as had been anticipated at the time the extension agreement was negotiated.

Financial Condition:

    There has been no change in the Partnership's financial condition since December 31, 1996. Cash provided from operations of $3,248,000 was sufficient to fund distributions to partners of $2,507,000, pay off a note payable to an affiliate of $500,000 and fund a portion of the tenant improvements at the Excel property in Reno. The Excel improvements were completed in January 1997. As of September 30, 1997, the Partnership has no debt obligations.

    As more fully described in Note 5 to the Financial Statements, the General Partners have distributed to Limited Partners a consent solicitation which proposes an exchange of limited partnership units for securities in a publicly-traded limited liability company. The exchange would not result in a taxable event to the limited partners, and the General Partners believe that this proposed transaction will provide limited partners with liquidity on a tax-effective basis. There is no assurance that the proposed transaction will be completed.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                     PART II

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None

      (b)    Reports on Form 8-K

             During the quarter ended September 30, 1997, the Partnership was not required to file any reports on form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 3
                                  (a California limited partnership)

                                  By: W.P. CAREY & CO., INC.


        11/06/97                  By:   /s/ Steven M. Berzin
        --------                        ----------------------------------
           Date                             Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


        11/06/97                  By:   /s/ Claude Fernandez
        --------                        ----------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)