Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 3
filed 1998-03-25
CIK 350745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                                 DECEMBER 31, 1997
                               -------------------------------------------------

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

          NONE                                          NONE



               Securities registered pursuant to 12(g) of the Act:

                          SUBSIDIARY PARTNERSHIP UNITS
                                (Title of Class)


                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                               [X] Yes    [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Subsidiary Partnership Units.

                                     PART I



Item 1.  Business.

                  Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on November 7, 1980. Effective January 1, 1998, the General Partner of Registrant is Carey Diversified LLC ("Carey Diversified"). W. P. Carey & Co., Inc. and William P. Carey were formerly Corporate General Partner and Individual General Partner, respectively. Carey Diversified is also the General Partner of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8") and Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). Registrant has entered into an agreement with Carey Management LLC ("Carey Management") pursuant to which Carey Management performs a variety of management services for Registrant.

                  Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

                  The properties owned by Registrant are described in Item 2. Registrant's entire net proceeds from the public offering, less any return of capital and the working capital reserve have been fully invested in net leased commercial and industrial real estate since June 1, 1983, the date of Registrant's final real estate acquisition.

                  For the year ended December 31, 1997, revenues from properties occupied by lease obligors which accounted for 10% or more of leasing revenues of Registrant were as follows: Gibson Greetings, Inc. ("Gibson"), 42%, CSS Industries, Inc./Cleo, Inc. ("Cleo"), 22% and Hughes Markets, Inc. ("Hughes"), 15%. No other property owned by Registrant accounted for 10% or more of its total operating revenues during 1997. See Note 8 to the Financial Statements in
Item 8. CSS and Gibson are publicly traded companies. For the year ended December 31, 1996, CSS' audited financial statements reported revenues of $412,079,000, net income of $22,344,000, total assets of $346,364,000 and shareholders' equity of $176,752,000. For the nine-month period ended September 30, 1997, CSS unaudited financial statements reported revenues of $243,606,000, net income of $7,625,000, total assets of $405,840,000 and total shareholders' equity of $185,978,000. For the year ended December 31, 1996, Gibson's audited financial statements reported revenues of $390,246,000, a net income of $21,960,000, total assets of $451,559,000 and shareholders' equity of $256,316,000. Gibson's unaudited financial statements for the nine-month period ended September 30, 1997 reported revenues of $284,421,000, net income of $14,095,000, total assets of $434,908,000 and shareholders' equity of $274,321,000.

                  All of Registrant's properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partner for liabilities on all matters relating to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the lease, Registrant has contingent property and liability insurance for its leased properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Presently there are no claims pending for property damages or liability claims.

                  As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index ("CPI"). Registrant's lease with Hughes for a dairy processing and distribution facility in Los Angeles, California expires April 1998. Hughes is obligated to pay Registrant a lump sum of approximately $587,000 in April 1998. Such lump sum payment is supported by an irrevocable letter of credit. On June 20, 1997, Registrant and CPA(R):4 entered into a net lease agreement for the Los Angeles property with Copeland Beverage Group, Inc. ("Copeland"). Copeland's right of possession of the property and the date which it will be required to commence paying rent will be the date on or after April 30, 1998 that Hughes vacates the property. The Copeland lease has an initial term of nine years and provides for annual rent of $1,800,000 of which Registrant's share is $301,680. The lease has rent increases scheduled every three years based on a formula indexed to the CPI. Other than the Hughes lease, all of Registrant's current lease terms expire between 2001 and 2013 and provide for renewal terms.

                  Since Registrant has generally invested in properties which are occupied by a single corporate tenant and subject to long-term leases backed by the credit of the corporate lessee, most of Registrant's properties have not been greatly affected by competitive conditions of local and regional real estate markets. Registrant successfully re-leased the Los Angeles property. In selecting real estate investments, Registrant's strategy was to identify properties which included operations of material importance to the lessee so that the lessee would be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Registrant believes that this strategy reduces its exposure to the competitive conditions of the local and regional real estate markets. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

                  As described in Note 9 to the financial statements in Item 8, in connection with the bankruptcy claim of Registrant and CPA(R):2 against New Valley Corporation ("New Valley"), the Bankruptcy Court entered a judgment in January 1998 which awarded Registrant and CPA(R):2 $2,900,000 (of which Registrant's share is $1,770,000) on their claim. New Valley has elected to appeal the Bankruptcy Court's judgment to the United States District Court for the District of New Jersey (Newark). Registrant and CPA(R):2 have cross-appealed on different issues.

                  During 1997, Registrant received distributions on the bankruptcy claim against The Leslie Fay Company ("Leslie Fay") totaling $1,690,490 consisting of 45,720 shares of common stock of Sassco Fashions, Ltd. ("Sassco"), 22,860 shares of common stock of Leslie Fay and 12.75% senior notes due March 31, 2004 of Sassco which have a stated principal of $739,592.

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

                  On October 16, 1997, Registrant distributed a Consent Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate Registrant with the other CPA(R) Partnerships. Proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 2,427 holders representing 64,878 of the 66,000 limited partnership units exchanged such units for 2,460,368 Listed Shares with 44 holders of the remaining 1,122 limited partnership units exchanging such units for Subsidiary Partnership Units. The former General Partners received 295,327 Listed Shares for their interest in their share of the appreciation in Registrant properties.

                  The Listed Shares are listed on the New York Stock Exchange. The Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in Registrant prior to the Consolidation, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of Registrant's properties. The date of such an appraisal is to be no later than December 31, 1998.

                  Registrant does not have any employees. Carey Management, an affiliate of the General Partner of Registrant, performs accounting, secretarial and transfer services for Registrant. Chase Mellon Shareholder Services, Inc. performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services for Registrant.

                  Registrant's management company has responsibility for maintaining Registrant's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations; however, such assessment has not been completed. Registrant relies on its bank and transfer agent for certain computer related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect Registrant.

Item 2.  Properties.


     LEASE                                                                    TYPE OF OWNERSHIP
    OBLIGOR             TYPE OF PROPERTY                LOCATION                  INTEREST
---------------         ----------------                --------              ----------------

GIBSON GREETINGS,       Land and Manufac-               Cincinnati,           Ownership of a
INC.                    turing/Warehouse                Ohio and              71.5% interest
                        Buildings - 2                   Berea, Kentucky       in land and
                        locations                                             buildings


CSS INDUSTRIES,         Land and Manufacturing/         Memphis,              Ownership of a 71.5%
INC./CLEO, INC.         Warehouse Building              Tennessee             interest in land and
                                                                              building


WESTERN UNION           Land and                        Bridgeton,            Ownership of an
FINANCIAL SERVICES,     Centralized                     Missouri              approximate 61%
INC.                    Telephone Bureau                                      interest in land
                                                                               and building


SPORTS &                Land and                        Moorestown,           Ownership of an
RECREATION, INC.        Building                        New Jersey            approximate 61%
                                                                              interest in land
                                                                              and building


EXCEL                   Land and                        Reno, Nevada          Ownership of an
COMMUNICATIONS,         Building                                              approximate 61%
INC.                                                                          interest in land
                                                                              and building


HUGHES MARKETS,         Land and Dairy Pro-             Los Angeles,          Ownership of an
INC.                    cessing Facility                California            approximate
                                                                              16.76% interest
                                                                              in land and
                                                                              building


AT&T CORPORATION        Land and a                      Bridgeton,            Ownership of an
                        Computer Center                 Missouri              approximate 61%
                                                                              interest in land
                                                                              and building

                  The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                Partnership's
                   Share                   Current    Lease
Lease            of Current    Square      Rent Per   Expiration  Renewal  Ownership             Terms of
Obligor       Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest              Purchase Option
-----------   ------------     -------     ---------  ---------   -------  ---------------       ---------------

Gibson          $2,366,571     1,194,840      2.59      11/2013      YES   71.5% interest;       Fair market
Greetings,                                                                 remaining             value as encumbered
Inc.                                                                       interest owned        by the lease
                                                                           by Corporate
                                                                           Property Associates
                                                                           2 ("CPA(R):2")

CSS              1,145,400     1,006,566      1.49      12/2005      YES   71.5% interest;       The greater of
Industries,                                                                remaining interest    fair market value
Inc./Cleo, Inc.                                                            owned by CPA(R):2     capped at $11,618,750
                                                                           by the lease          and $10,725,000


Western            399,250        78,080      8.41      11/2001      YES   61% interest;         N/A
Union Finan-                                                               remaining
cial Services,                                                             interest owned
Inc.                                                                       by CPA(R):2

AT&T               483,055        55,810     14.24      11/2001      YES   61% interest;         N/A
Corporation                                                                remaining
                                                                           interest owned
                                                                           by CPA(R):2

Hughes             225,366       390,000     10.34      04/1998      NO    16.76% interest;      N/A
Markets Inc.                                                               remaining
                                                                           interest owned
                                                                           by Corporate
                                                                           Property
                                                                           Associates 4

Sports &           187,657        74,066      4.17       5/2012      YES   61% interest;         N/A
Recreation                                                                 remaining
Inc.                                                                       interest owned
                                                                           by CPA(R):2


Excel              323,836        53,158     10.02      12/2002      YES   61% interest;         N/A
Commun-                                                                    remaining
ications, Inc.                                                             interest owned
                                                                           by  CPA(R):2


(1) Represents rate for rent per square foot on an annualized basis and when combined with rents applicable to tenants-in-common.



None of Registrant's properties are encumbered by mortgage debt.

Item 3.  Legal Proceedings.

                  As of the date hereof Registrant is not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  Information with respect to matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 is hereby incorporated by reference to page 20 of Registrant's Annual Report contained in Appendix A.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

                  Information with respect to Registrant's common equity is hereby incorporated by reference to page 20 of Registrant's Annual Report contained in Appendix A.


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


Item 8.  Financial Statements and Supplementary Data.

                  The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 16 of Registrant's Annual Report contained in Appendix A:


           (i) Report of Independent Accountants.

          (ii) Balance Sheets as of December 31, 1996 and 1997.

         (iii) Statements of Income for the years ended December 31, 1995, 1996 and 1997.

          (iv) Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

           (v) Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

          (vi)  Notes to Financial Statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.

                  NONE

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

                  Registrant has no officers or directors. The directors and executive officers of the General Partner, Carey Diversified LLC, are as follows:

                                                                         Has Served as a
                                                                         Director and/or
     Name                   Age           Positions Held                Officer Since (1)
     ----                   ---           --------------                -----------------
Francis J. Carey            72    Chairman of the Board                         1/98
                                  Chief Executive Officer
                                  Director

William Polk Carey          67    Chairman of the Executive Committee           1/98
                                  Director

Steven M. Berzin            47    Vice Chairman                                 1/98
                                  Chief Legal Officer
                                  Director

Gordon F. DuGan             31    President                                     1/98
                                  Chief Acquisitions Officer
                                  Director

Donald E. Nickelson         64    Chairman of the Audit Committee               1/98
                                  Director

Eberhard Faber, IV          61    Director                                      1/98

Barclay G. Jones III        37    Director                                      1/98

Lawrence R. Klein           77    Director                                      1/98

Charles C. Townsend, Jr.    69    Director                                      1/98

Reginald Winssinger         55    Director                                      1/98

Claude Fernandez            45    Executive Vice President                      1/98
                                  - Financial Operations

John J. Park                33    Executive Vice President                      1/98
                                  Chief Financial Officer
                                  Treasurer

H. Augustus Carey           40    Senior Vice President                         1/98
                                  Secretary

Samantha K. Garbus          29    Vice President - Asset Management             1/98

Susan C. Hyde               29    Vice President - Shareholder Services         1/98

Robert C. Kehoe             37    Vice President - Accounting                   1/98

Edward V. LaPuma            24    Vice President - Acquisitions                 1/98



                   William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

                  A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

                  Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania.

                   Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

                   Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School..

                   Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

                  William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

                  Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

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

                  Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

                   Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director of CIP(TM) and CPA(R)14.

                   Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

                   Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

                   John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

                   H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

                   Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

                   Susan C. Hyde, Vice President - Director of Shareholder Services, joined W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

                   Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

                   Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.


Item 11.          Executive Compensation.

                   Until January 1, 1998, under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 1.9% of Distributable Cash From Operations, as defined, was payable to the Corporate General Partner and .1% of Distributable Cash From Operations was payable to the former Individual General Partner. The former Corporate General Partner and the former Individual General Partner received $63,518 and $3,339 respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1997. As owner of 200 Limited Partnership Units, the former Corporate General Partner received cash distributions of $9,932 ($49.66 per Unit) during the year ended December 31, 1997. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the former Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1997.

                  In the future, a special limited partner, Carey Management LLC, will receive 1.9% of Distributable Cash From Operations, and William Polk Carey, the former Individual General Partner will receive .1% of Distributable Cash From Operations and each will be allocated the same percentage of the profits and losses of Registrant.


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  As of December 31, 1997, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Registrant.

                  The following table sets forth as of March 20, 1998 certain information as to the ownership by directors and executive officers of securities of the General Partner of Registrant:

                                                    Number of Listed
                             Name of              Shares and Nature of  Percent
Title of Class          Beneficial Owner          Beneficial Ownership  of Class

Listed Shares           William Polk Carey
                        Francis J. Carey
                        Steven M. Berzin
                        Gordon F. DuGan
                        Donald E. Nickelson
                        Eberhard Faber IV
                        Barclay G. Jones III
                        Lawrence R. Klein
                        Charles C. Townsend, Jr.
                        Reginald Winssinger
                        John J. Park
                        Claude Fernandez
                        H. Augustus Carey
                        Susan K. Garbus
                        Susan C. Hyde
                        Robert C. Kehoe
                        Edward V. LaPuma

All executive officers
and directors as a
group (17 persons)


                  In connection with Consolidation of Registrant into Carey Diversified LLC, effective January 1, 1998, no officer or director, other than William Polk Carey, owns a direct interest in Registrant. William Polk Carey owns a 0.1% interest in Registrant as a special limited partner and has a controlling interest in Carey Management LLC which owns a 1.9% interest in Registrant as a special limited partner. Effective January 1, 1998, Carey Diversified owns an approximate 96% interest in Registrant.

                  There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.


Item 13.          Certain Relationships and Related Transactions.

                  For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements contained in Item 8. Michael B. Pollack and Senior Vice President, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant. Mr. Pollack was the Secretary, until July 1997, of the former Corporate General Partner.

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

                  The following financial statements are filed as a part of this
Report:

Report of Independent Accountants.

Balance Sheets, December 31, 1996 and 1997.

Statements of Income for the years ended December 31, 1995, 1996 and 1997.

Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

Notes to Financial Statements.


    The financial statements are hereby incorporated by reference to pages 5 to 16 of Registrant's Annual Report contained in Appendix A.




(a) 2.            Financial Statement Schedule:

                           The following schedule is filed as a part of this
Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997.

Notes to Schedule III.


    Schedule III and notes thereto are hereby incorporated by reference to pages 17 to 18 of Registrant's Annual Report contained in Appendix A.



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


Exhibit                                                                               Method of
  No.             Description                                                          Filing
--------          -----------                                                 ------------------------
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

Exhibit                                                                               Method of
  No.             Description                                                          Filing
--------          -----------                                                 ------------------------
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

    10.12      Amendment of Lease dated March 1, 1973                         Exhibit 10(H)(25) to Post-
               between WURC and WUC.                                          Effective Amendment No. 1
                                                                              to Registration Statement
                                                                              (Form S-11) No. 2-70773

Exhibit                                                                               Method of
  No.             Description                                                          Filing
--------          -----------                                                 ------------------------
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
                                                                              No. 2-79041

Exhibit                                                                               Method of
  No.             Description                                                          Filing
--------          -----------                                                 ------------------------
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

    10.28      Lease Amendment Agreement dated November 15, 1995              Exhibit 10.28 to Form 10-K
               by and between Registrant and CPA(R):2, as                     dated April 8, 1996
               Landlord, and Gibson Greetings, Inc., as Tenant.

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

    (b)    Reports on Form 8-K

                   The Registrant filed a report on Form 8-K dated January 1, 1998 pursuant to Item 5 - Other Events (EX-99.1 Press Release From W. P. Carey & Co., Inc. (December 17, 1997)).

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CORPORATE PROPERTY ASSOCIATES 3
                 (a California limited partnership)
                 BY:     CAREY DIVERSIFIED LLC

     03/23/98    BY:      /s/ John J. Park
--------------           -----------------------
     Date                John J. Park
                         Executive Vice President, Chief Financial Officer
                           and Treasurer
                         (Principal Financial Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  BY:     CAREY DIVERSIFIED LLC

     03/23/98     BY:     /s/ Francis J. Carey
     --------             ---------------------------------------------
     Date                 Francis J. Carey
                          Chairman of the Board, Chief Executive Officer and
                          Director
                          (Principal Executive Officer)

     03/23/98     BY:     /s/ William P. Carey
     --------             ---------------------------------------------
     Date                 William P. Carey
                          Chairman of the Executive Committee and Director

     03/23/98     BY:     /s/ Steven M. Berzin
     --------             ---------------------------------------------
     Date                 Steven M. Berzin
                          Vice Chairman, Chief Legal Officer and Director

     03/23/98     BY:     /s/ Gordon F. DuGan
     --------             ---------------------------------------------
      Date                Gordon F. DuGan
                          President, Chief Acquisitions Officer and Director

     03/23/98     BY:     /s/ Donald E. Nickelson
     --------             ---------------------------------------------
     Date                 Donald E. Nickelson
                          Chairman of the Audit Committee and Director

     03/23/98     BY:     /s/ Eberhard Faber IV
     --------             ---------------------------------------------
     Date                 Eberhard Faber IV
                          Director

     03/23/98     BY:     /s/ Barclay G. Jones, III
     --------             ---------------------------------------------
      Date                Barclay G. Jones, III
                          Director

     03/23/98     BY:     /s/ Dr. Lawrence R. Klein
     --------             ---------------------------------------------
     Date                 Dr. Lawrence R. Klein
                          Director

     03/23/98     BY:     /s/ Charles C. Townsend, Jr.
     --------             ---------------------------------------------
     Date                 Charles C. Townsend, Jr.
                          Director

     03/23/98     BY:     /s/ Reginald Winssinger
     --------             ---------------------------------------------
     Date                 Reginald Winssinger
                          Director

     03/23/98     BY:     /s/ John J. Park
     --------             ---------------------------------------------
     Date                 John J. Park
                          Executive Vice President, Chief Financial Officer
                            and Treasurer
                          (Principal Financial Officer)

     03/23/98     BY:     /s/ Claude Fernandez
     --------             ---------------------------------------------
     Date                 Claude Fernandez
                          Executive Vice President - Financial Operations
                          (Principal Accounting Officer)

                             APPENDIX A TO FORM 10-K




                         CORPORATE PROPERTY ASSOCIATES 3
                       (A CALIFORNIA LIMITED PARTNERSHIP)





                                                              1997 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per unit amounts)


                                        1993          1994          1995             1996          1997
                                      -------       -------       -------          -------       -------
OPERATING DATA:
Revenues                              $ 7,554       $ 7,392       $ 7,249          $ 5,730       $ 8,105

Net income                              2,929         3,215        15,976            4,434         6,644

Net income allocated:
      To General Partners                  59            64           320               89           133
      To Limited Partners               2,870         3,151        15,656            4,345         6,511
      Per unit                          43.49         47.74        237.21            65.84         98.65

Distributions attributable (1):
      To General Partners                  93            93           168               66            68
      To Limited Partners               4,536         4,568        12,208(2)         3,268         3,330
      Per unit                          68.72         69.21        184.97            49.51         50.45



BALANCE SHEET DATA:

Total assets                           57,171        57,050        33,223           32,530        34,570

Long-term
  obligations                          15,624        14,026          --               --            --


(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year. The distribution attributable to the fourth quarter of 1997 was paid to Limited Partners in December 1997.
(2)     Includes special distribution of $120 per Limited Partnership Unit in
        1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS

                  Results of Operations

                  Net income for the year ended December 31, 1997 increased by $2,210,000 as compared with net income for the prior year. This increase was due to an increase in lease revenues (rental income and interest income from direct financing leases) and nonrecurring other income of $1,690,000.

                  Lease revenues were $736,000 higher in 1997 due to the December 1996 commencement of the lease with Excel Communications, Inc. at the Partnership's property in Reno, Nevada, a full year's rent from the Sports & Recreation, Inc. lease for the Moorestown, New Jersey property and the benefit from the May 1996 restructuring of the Hughes Markets, Inc. lease in connection with extending such lease for an additional two years. Until entering into the lease with Excel, the Reno property had been vacant since December 1994. Other income for 1997 of $1,690,000 was received in connection with the Partnership's bankruptcy claim against the Leslie Fay Company, a former lessee of the Partnership. Property expenses increased due to legal costs incurred in pursuing a bankruptcy claim against New Valley Corporation, the former lessee of the Reno and Moorestown properties which terminated its leases on those properties in 1993 and 1994 under its bankruptcy reorganization plan. This increase was partially offset by provisions of the Excel and Sports & Recreation leases requiring the lessees to pay or reimburse the Partnership for all carrying costs including property related insurance and real estate taxes at the Reno and Moorestown properties. Prior to the commencement of these leases, the Partnership had absorbed such costs.

                  Net income for the year ended December 31, 1996 decreased by $11,542,000 as compared with net income for 1995 due to a nonrecurring gain in 1995. Excluding the effects of the $11,499,000 gain recognized in 1995 in connection with a settlement of a dispute with Leslie Fay, an additional $146,000 writedown in 1995 to net realizable value of the Leslie Fay property and the nonrecurring amounts included as other income in the accompanying financial statements for both 1995 and 1996, income was substantially unchanged.

                  Although income, as adjusted, was stable, there were significant changes in revenue and interest expense for the comparable years. The decrease in lease revenues was due to the restructuring of the Gibson Greetings, Inc. lease in November 1995. The decrease that resulted from the Gibson restructuring was partially offset by increases from other leases including increased revenues of $457,000 from the Hughes Markets lease. Under the Gibson restructuring, the Partnership received substantial consideration in exchange for reducing Gibson's annual rental obligation, severing a property from the Gibson master lease to enable the sale of the Cleo Inc. subsidiary to CSS Industries, Inc. and entering into a lease with Cleo at that property. Under an extension agreement with Hughes in May 1996, annual rent increased by $371,000 for the two-year extension term and, in addition, Hughes agreed to make a lump sum rental payment of $587,000 at the end of the lease term. The decrease in interest expense was due to the elimination of all the Partnership's mortgage debt in November 1995, when the loan of $13,191,000 on the Gibson properties was paid off. Cash flow (rents net of mortgage debt service) from the Gibson and Cleo properties increased as decreases in scheduled rents of $2,450,000, were more than offset by the elimination of annual debt service of $2,510,000. Prior to the restructuring, Gibson represented 81% of the Partnership's lease revenues. With the restructuring, Gibson accounted for 46% of such revenues in 1996 providing the Partnership with greater diversification of credit risk among its lessees.

                  The Hughes Markets lease for a dairy processing plant in Los Angeles, California is scheduled to expire in April 1998. Copeland Beverage Group, Inc.'s lease for the property will commence when Hughes Markets vacates the property. As a result, the lump sum payment of $587,000 due from Hughes Markets at the end of its lease will not need to be used to retrofit the property or absorb any costs during a period of vacancy as had originally been anticipated. Rent from the Copeland Beverage lease will approximate the rent from the Hughes Markets lease that was in effect prior to the two-year lease extension.

                  Sports & Recreation has paid the rent on the Moorestown property since the inception of its lease in July 1996 but has not occupied the property and does not intend to do so. The initial term of Sports & Recreation lease ends May 2012, and Sports & Recreation retains its obligation to pay rent until the end of such term. The partnership is cooperating with Sports & Recreation in seeking a new lessee for the property even though it has no obligation to do so.

                  Because of the long-term nature of the Partnership's net leases, inflation and changes in prices have not unfavorably affected the Partnership's net income or had an impact on the continuing operations of the Partnership's properties. The leases with Gibson, Western Union Financial Services, Inc., Sports & Recreation and AT&T provide periodic fixed rent increases and the lease with Cleo provides for periodic rent increases based on a formula indexed to increases in the Consumer Price Index.


                  Financial Condition

                  The Partnership's cash balances decreased by $773,000 to $723,000. Cash flow from operations of $4,587,000 was sufficient to pay four quarterly distributions of $3,344,000, pay off the remaining balance of $500,000 of a note payable to an affiliate and use $645,000 in the first quarter to retrofit the Reno property and complete its obligation to fund certain improvements at the inception of the Excel lease. In addition, the Partnership paid a distribution of $871,000 for the fourth quarter of 1997 which in prior years had been declared and paid in January.

                  The distribution paid in December 1997 was due to the exchange transaction which occurred on January 1, 1998. The majority of the Partnership's Limited Partners and its General Partners approved a consolidation by merger of the Partnership with a subsidiary limited partnership of Carey Diversified LLC, as proposed in the Consent Solicitation Statement/Prospectus of Carey Diversified dated October 16, 1997. In connection with the merger, 2,427 Limited Partnership Unitholders owning 64,878 Limited Partnership Units elected to exchange their limited partnership units for interests in Carey Diversified. The December 1997 distribution was intended to (a) distribute funds in order to align the net assets of the Partnership with the estimate of Total Exchange Value, as defined in the Consent Solicitation Statement/Prospectus, of those assets and (b) pay the January distribution.

                  Limited Partners owning 1,122 Limited Partnership Units who did not elect to receive interests in Carey Diversified elected to retain a limited partnership interest in the Partnership as a Subsidiary Partnership Unitholder. Subsidiary Partnership Units have economic interests and legal rights in the Partnership that are substantially similar to those of Limited Partnership Units and represent a direct ownership interest in the Partnership. The holder of Subsidiary Partnership Units will be paid a pro rata share of any distribution paid by the Partnership to Carey Diversified. The Partnership will continue to pay distributions on a quarterly basis until liquidating distributions are made, as described in the Consent Solicitation Statement/Prospectus. The objective with respect to Subsidiary Partnership Units will be to pay distributions as if the Consolidation never had occurred based upon the net cash flows generated by the Partnership.

                  In January 1998, the Partnership and Corporate Property Associates 2, an affiliate, which together own properties formerly leased to New Valley, were awarded $2,900,000 (of which the Partnership's share is $1,770,000) in their bankruptcy claim against New Valley. New Valley has filed an appeal to contest the award, and the Partnership and Corporate Property Associates 2 have cross-appealed on different issues and are seeking to preserve the award. Accordingly, there is no assurance that the Partnership will receive the full or any amount from this award.

                  The Partnership and AT&T Corporation have been discussing the funding of an expansion of the AT&T facility in Bridgeton, Missouri in exchange for a lease extension; however, AT&T and the Partnership have not entered into any commitment to complete a transaction. In the event that an agreement is reached, the Partnership's share of capital costs would be approximately $2,200,000. If necessary, any additions could be financed through the significant borrowing capacity of the Partnership since all its properties are unleveraged. If the lease with Sports & Recreation is terminated, improvements would necessary for the remarketing of the Moorestown property. The Partnership will seek to fund a portion of such improvements through a termination settlement with Sports & Recreation.

                  Cleo's option to purchase its property is exercisable at any time with at least six months' notice. The Partnership's share of the sales proceeds in the event the option is exercised would range between $10,725,000 and $11,619,000. Annual cash flow (i.e., rent) from the Cleo property is $1,145,000. The Cleo leases provides for an initial term through December 2005.

                  All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions that require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its properties, the General Partner believes that in most cases the Partnership will be entitled to reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of such costs, the General Partner believes such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

                  In 1994, the Partnership voluntarily conducted Phase II environmental reviews of certain of its properties based on the results of Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions that were identified, the Partnership advised the affected tenant of the Phase II findings and of its obligation to perform required remediation.

                   In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.

                  The Partnership's management company has responsibility for maintaining the Partnership's books and records and servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the management company believes that such issues will not have a material effect on the Partnership's operations; however such assessment has not been completed. The Partnership relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Partnership.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Partners of
  Corporate Property Associates 3:


                  We have audited the accompanying balance sheets of Corporate Property Associates 3 (a California limited partnership) as of December 31, 1996 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 17 to 18 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 3 (a California limited partnership) as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.

                          /s/ Coopers & Lybrand L.L.P.
New York, New York
March 23, 1998

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1997


                                                  1996                1997
                                              -----------         -----------
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                 $ 1,255,499         $ 1,255,499
         Buildings                              4,817,871           5,463,016
                                              -----------         -----------
                                                6,073,370           6,718,515
         Accumulated depreciation               1,364,095           1,579,367
                                              -----------         -----------
                                                4,709,275           5,139,148
   Net investment in direct financing leases   25,689,201          26,150,174
                                              -----------         -----------
         Real estate leased to others          30,398,476          31,289,322
Cash and cash equivalents                       1,496,001             722,942
Marketable securities, at fair value                                1,562,553
Other assets, net of reserve for uncollected
   rent of $47,380 in 1997                        635,873             995,626
                                              -----------         -----------
              Total assets                    $32,530,350         $34,570,443
                                              ===========         ===========


        LIABILITIES:

Note payable to affiliate                     $   500,000
Accounts payable and accrued expenses              63,200         $   227,952
Prepaid rental income                                                  67,241
Accounts payable to affiliates                     73,313             829,894
                                              -----------         -----------
             Total liabilities                    636,513           1,125,087
                                              -----------         -----------

Commitments and contingencies

        PARTNERS' CAPITAL:

General Partners                                  214,807            (471,319)
Limited Partners (66,000 Limited
   Partnership Units issued and
   outstanding)                                31,679,030          33,916,675
                                              -----------         -----------

             Total partners' capital           31,893,837          33,445,356
                                              -----------         -----------

             Total liabilities and
               partners' capital              $32,530,350         $34,570,443
                                              ===========         ===========


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997



                                                         1995               1996              1997
                                                      -----------       -----------       -----------
Revenues:
   Rental income                                      $   290,657       $   845,257       $ 1,480,890
   Interest income from direct financing leases         6,502,361         4,735,487         4,836,315
   Other interest Income                                  230,926            74,338            97,012
   Other income                                           225,321            75,000         1,690,490
                                                      -----------       -----------       -----------
                                                        7,249,265         5,730,082         8,104,707
                                                      -----------       -----------       -----------

Expenses:
   Interest                                             1,255,047            75,158            17,744
   Depreciation                                           198,590           188,893           215,272
   General and administrative                             372,006           326,082           380,512
   Property expenses                                      781,442           705,915           847,176
   Amortization                                            19,605
   Writedown to fair value                                146,184
                                                      -----------       -----------       -----------
                                                        2,772,874         1,296,048         1,460,704
                                                      -----------       -----------       -----------

        Income before gain on settlement                4,476,391         4,434,034         6,644,003

Gain on settlement, net of $7,400,000
   writedown to fair value                             11,499,176
                                                      -----------       -----------       -----------
        Net income                                    $15,975,567       $ 4,434,034       $ 6,644,003
                                                      ===========       ===========       ===========


Net income allocated to:
   Individual General Partner                         $    15,976       $     4,434       $     6,644
                                                      ===========       ===========       ===========

   Corporate General Partner                          $   303,536       $    84,247       $   126,236
                                                      ===========       ===========       ===========

   Limited Partners                                   $15,656,055       $ 4,345,353       $ 6,511,123
                                                      ===========       ===========       ===========

Net income per Unit
   (66,000 Limited Partnership
   Units outstanding)                                 $    237.21       $     65.84       $     98.65
                                                      ===========       ===========       ===========

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1995, 1996 and 1997


                                                           Partners' Capital Accounts
                                     ------------------------------------------------------------------------
                                                                                                  Limited
                                                                                                  Partners'
                                                           General             Limited           Amount Per
                                        Total              Partners            Partners           Unit  (a)
                                     ------------        ------------        ------------        ------------



Balance, December 31, 1994           $ 27,525,883        $     46,541        $ 27,479,342        $        417

Distributions                         (12,722,367)           (174,447)        (12,547,920)               (190)

Net income 1995                        15,975,567             319,512          15,656,055                 237
                                     ------------        ------------        ------------        ------------

Balance, December 31, 1995             30,779,083             191,606          30,587,477                 464

Distributions                          (3,319,280)            (65,480)         (3,253,800)                (49)

Net income 1996                         4,434,034              88,681           4,345,353                  66
                                     ------------        ------------        ------------        ------------

Balance, December 31, 1996             31,893,837             214,807          31,679,030                 481

Distributions                          (4,232,724)            (84,624)         (4,148,100)                (63)

Accrued preferred distribution           (731,823)           (731,823)

Unrealized depreciation,
    marketable securities                (127,937)             (2,559)           (125,378)                 (2)

Net income 1997                         6,644,003             132,880           6,511,123                  99
                                     ------------        ------------        ------------        ------------

Balance, December 31, 1997           $ 33,445,356        $   (471,319)       $ 33,916,675        $        515
                                     ============        ============        ============        ============

(a)     Based on 66,000 Units issued and outstanding during all periods.

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1995, 1996 and 1997


                                                                   1995                1996                1997
                                                               ------------        ------------        ------------
Cash flows from operating activities:
    Net Income                                                 $ 15,975,567        $  4,434,034        $  6,644,003
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation and amortization                                218,195             188,893             215,272
       Gain on settlement, net                                  (11,499,176)
       Restructuring fees received, net of costs                  8,150,941
       Securities received in connection with settlement                                                 (1,690,490)
       Straight-line adjustments and other
         noncash rent adjustments                                   (26,973)           (592,942)           (754,273)
       Writedown to fair value                                      146,184
       Provision for uncollected rents                                                                       47,380
       Net change in operating assets and liabilities               (47,161)           (123,379)            125,152
                                                               ------------        ------------        ------------
            Net cash provided by operating
               activities                                        12,917,577           3,906,606           4,587,044
                                                               ------------        ------------        ------------

Cash flows from investing activities:
    Capitalized costs                                                                  (303,443)           (645,145)
    Proceeds from sale of real estate                                                 1,853,816
    Proceeds from settlement, net                                 4,850,869
    Payments received in connection with
       exercise of purchase option                                  585,000
                                                               ------------        ------------        ------------
       Net cash provided by (used in)
               investing activities                               5,435,869           1,550,373            (645,145)
                                                               ------------        ------------        ------------

Cash flows from financing activities:
    Distributions to partners                                   (12,722,367)         (3,319,280)         (4,214,958)
    Payment of note to affiliate                                                     (1,800,000)           (500,000)
    Payment of mortgage principal                                (1,113,283)
    Prepayment of mortgage principal                            (14,510,913)
    Proceeds from issuance of note to affiliate                   2,300,000
                                                               ------------        ------------        ------------
            Net cash used in
               financing activities                             (26,046,563)         (5,119,280)         (4,714,958)
                                                               ------------        ------------        ------------

            Net (decrease) increase in cash
               and cash equivalents                              (7,693,117)            337,699            (773,059)

Cash and cash equivalents,
    beginning of year                                             8,851,419           1,158,302           1,496,001
                                                               ------------        ------------        ------------

            Cash and cash equivalents,
               end of year                                     $  1,158,302        $  1,496,001        $    722,942
                                                               ============        ============        ============


Supplemental disclosure of noncash financing activities:

       Accrued preferred distribution                                                                  $    731,823
                                                                                                       ============

Supplemental cash flows information:

Interest paid                                                  $  1,357,609        $     97,192        $     14,192
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

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                          NOTES to FINANCIAL STATEMENTS


1.      Summary of Significant Accounting Policies:

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

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

                      Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

            The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

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

         Cash Equivalents:

            The Partnership considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of two financial institutions.

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

         Marketable Securities:

            The Partnership's marketable securities are classified as
               available-for-sale securities and are reported at fair value with the Partnership's interest in unrealized gains and losses on those securities reported as a separate component of partner's capital.

         Other Assets:

            Included in other assets are deferred costs of Consolidation (see
               Note 13) and deferred rental income. Deferred costs of Consolidation represent certain costs related to a Consolidation transaction which have been capitalized. Such Consolidation costs will be included in the revaluation of assets subsequent to December 31, 1997. Deferred rental income is the aggregate difference for operating leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis.

         Reclassification:

            Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

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

            Through December 31, 1997, the Agreement provided that the General
               Partners were allocated 2% (0.1% to the Individual General Partner, and 1.9% to the Corporate General Partner, W.P. Carey & Co., Inc.( "W.P. Carey")), and the Limited Partners were allocated 98% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined in the Agreement. Effective January 1, 1998, as a result of the merger (see Note 13) of the Partnership with a subsidiary partnership of Carey Diversified LLC ("Carey Diversified"), Carey Diversified is the sole general partner of the Partnership. Carey Diversified and the holders of Subsidiary Partnership Units are allocated 98% of the profits and losses and distributable cash, and two special limited partners, Carey Management LLC ("Carey Management") and William P. Carey, are allocated 1.9% and 0.1% of the profits and losses and distributable cash, respectively.

            In connection with the merger with Carey Diversified and the listing on the New York Stock Exchange, the former Corporate General Partner satisfied the provisions for receiving a subordinated preferred return of $731,823, which was measured based upon the cumulative proceeds arising from the sale of the Partnership's assets. Such amount has been included in accounts payable to affiliates as of December 31, 1997. The preferred return, paid in January 1998, was subject to provisions that limited such payment until a specified cumulative return to limited partners was achieved. The Exchange Value of a Limited Partnership Unit to a Listed Share of Carey Diversified was included in calculating the cumulative return.

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


 3.     Transactions with Related Parties:

            Under the Agreement, a division of W.P. Carey was also entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management, an affiliate of Carey Diversified. Property management fee and general and administrative expense reimbursements are summarized as follows:

                                                   1995             1996              1997
                                                ----------       ----------       ----------
               Property management fee          $  930,191       $  218,507       $  353,295
               General and administrative
                   expense reimbursements           86,183           84,519          110,091
                                                ----------       ----------       ----------
                                                $1,016,374       $  303,026       $  463,386
                                                ==========       ==========       ==========


            During 1995, 1996 and 1997, fees and expenses aggregating $96,306,
               $284,067 and $159,903, respectively, were incurred for legal services performed by a firm in which the Secretary, until July 1997, of the Corporate General Partner and other affiliates is a partner.

            The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues as defined. Expenses incurred in 1995, 1996 and 1997 were $87,907, $67,625 and $43,420, respectively.

            The Partnership's ownership interests in certain properties are jointly held with affiliated entities as tenants-in-common with the Partnership's undivided ownership interests in such jointly held properties ranging from 16.76% to 71.5%. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.

 4.     Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under noncancelable operating leases amount to approximately $1,323,000 in 1998; $511,000 in each of the years 1999 and 2000; $519,000 in
               2001; $554,000 in 2002; and aggregate approximately $5,431,000 through 2012.

            Contingent rents were approximately $39,000 in 1995 and $18,000 in
               1996.  No contingent rents were realized in 1997.

 5.     Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                 December 31,
                                                                 ------------
                                                           1996                1997
                                                       ------------       ------------
               Minimum lease payments receivable       $ 67,855,219       $ 63,479,874
               Unguaranteed residual value               33,409,444         33,409,444
                                                       ------------       ------------
                                                        101,264,663         96,889,318
               Less, Unearned income                     75,575,462         70,739,144
                                                       ------------       ------------
                                                       $ 25,689,201       $ 26,150,174
                                                       ============       ============

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

            Scheduled future minimum rents, exclusive of renewals, under noncancelable direct financing leases amount to approximately $4,339,000 in 1998, $4,321,000 in 1999, $4,360,000 in 2000,
               $4,871,000 in 2001 and $4,129,000 in 2002 and aggregate
               approximately $63,480,000 through 2013.

            Contingent rents were approximately $1,142,000 in 1995.  No contingent rents were realized in 1996 and 1997.


6.      Distributions:

            Distributions are declared and paid to partners quarterly and are summarized as follows:


                                    Distributions Paid
         Year Ending                  and Payable to      Distributions Paid to  Limited Partners'
         December 31,               General Partners         Limited Partners    Per Unit Amount
    ---------------------------     ------------------    ---------------------  -----------------
    1995
        Quarterly distributions         $ 94,447             $ 4,627,920           $ 70.12
        Special distribution
          - Note 10                       80,000               7,920,000            120.00
                                        --------             -----------           -------
                                        $174,447             $12,547,920           $190.12
                                        ========             ===========           =======

    1996                                $ 65,480             $ 3,253,800           $ 49.30
                                        ========             ===========           =======

    1997                                $ 84,624             $ 4,148,100           $ 62.85
                                        ========             ===========           =======

        Distributions for 1997 include distributions of $870,540 to Limited Partners and $17,766 to General Partners declared in December 1997.


7.      Income for Federal Tax Purposes:

            Income for financial statement purposes differs from income for
               Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                                   1995           1996            1997
                                                               ------------   ------------   ------------
               Net income per Statements of Income             $ 15,975,567   $  4,434,034   $  6,644,003
               Excess tax depreciation                           (1,364,376)      (880,310)      (653,569)
               Recognition of purchase installments
                  as operating income                            (5,880,601)
               Writedown to fair value                            7,546,184
               Restructuring fee                                  8,150,941
               Other                                               (474,841)      (407,625)      (487,481)
                                                               ------------   ------------   ------------
                      Income reported for Federal income
                         tax purposes                          $ 23,952,874   $  3,146,099   $  5,502,953
                                                               ============   ============   ============

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

            In 1995, 1996 and 1997, the Partnership earned its total operating revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                                             1995        %           1996       %          1997      %
                                             ----       ---          ----      ---         ----     --
      Gibson Greetings, Inc.              $5,525,671     81%     $2,560,499     46%    $2,625,246    42%
      CSS Industries, Inc./Cleo, Inc.        150,885      2       1,349,237     24      1,386,521    22
      Hughes Markets, Inc.                   290,657      4         747,946     13        969,397    15
      AT&T Corporation                       458,275      7         458,807      8        458,785     7
      Western Union Financial
        Services, Inc.                       367,530      6         366,944      7        365,763     6
      Excel Communications, Inc.                                      3,482               323,836     5
      Sports & Recreation, Inc.                                      93,829      2        187,657     3
                                          ----------    ----     ----------    ----    ----------   ---
                                          $6,793,018    100%     $5,580,744    100%    $6,317,205   100%
                                          ==========    ====     ==========    ====    ==========   ====


9.      Properties Formerly Leased to New Valley Corporation:

            The Partnership and Corporate Property Associates 2 ("CPA(R):2"), an
               affiliate, own 61% and 39% interests, respectively, in properties located in Reno, Nevada; Bridgeton, Missouri; and Moorestown, New Jersey. Until May 1993, the properties were leased to New Valley Corporation ("New Valley"). On April 1, 1993, New Valley filed a petition of voluntary bankruptcy seeking reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, the Bankruptcy Court approved New Valley's termination of its lease with the Partnership and CPA(R):2 for the Moorestown, New Jersey property in May 1993. In December 1994, the Bankruptcy Court also approved the termination of New Valley's lease on the Reno property effective December 31, 1994. Western Union Financial Services, Inc. leases the Bridgeton property.

            In 1995 the Partnership and CPA(R):2 entered into a net lease for the Moorestown property with Sports & Recreation, Inc. ("Sports & Recreation"). The agreement provided that after conversion of the facility into a retail store, a lease term of 16 years with an initial annual rent of $308,750 (of which the Partnership's share is $187,750) would commence. During 1996 Sports & Recreation indicated to the Partnership and CPA(R):2 that it had decided not to occupy the property and would seek to terminate the lease. At that time the Partnership and CPA(R):2 rejected as inadequate Sports & Recreation's termination offer. Sports & Recreation has paid all scheduled rents. The Partnership and CPA(R):2 will evaluate any other termination offers from Sports & Recreation.

            In August 1996 the Partnership and CPA(R):2 entered into a lease agreement for the Reno property with Excel Teleservices, Inc. ("Excel"). The lease obligations of Excel have been guaranteed by its parent company, Excel Communications, Inc. The initial lease term commenced on December 26, 1996.

            In connection with the bankruptcy claim, the Bankruptcy Court entered a judgment in January 1998 which awarded the Partnership and CPA(R):2 $2,900,000 (of which the Partnership's share is $1,770,000) on their claim. New Valley has elected to appeal the Bankruptcy Court's judgment to the United States District Court for the District of New Jersey (Newark). The Partnership and CPA(R):2 have cross-appealed on different issues and are seeking to preserve the award. There


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued



               is no assurance that the Partnership will receive the full amount or any of the judgment. Accordingly, no amount that the Partnership may ultimately receive has been recorded in the accompanying financial statements.


10.     Gain on Settlement:

            In August 1995, the Partnership reached a settlement with The Leslie
               Fay Company ("Leslie Fay") and its surety company regarding Leslie Fay's lease with the Partnership. In connection with the settlement, the Partnership recognized a gain of $11,499,176, which consisted of aggregate net cash received from Leslie Fay and the surety company of $18,839,750 and the waiving of the $382,706 of accrued interest, offset by a writedown on the Leslie Fay property of $7,400,000 and aggregate management fees, payable to an affiliate, of $323,280 accrued since the beginning of the dispute in 1992. Under the settlement agreement, Leslie Fay was required to dismiss with prejudice all of its suits filed against the Partnership, and established the Partnership's bankruptcy claim against Leslie Fay, as an unsecured creditor, at $2,650,000.

            As the fair value of the property was no longer affected by the
               Leslie Fay lease, the Partnership wrote down the estimated fair value of the property, net of anticipated selling costs, to $2,000,000 and recognized a noncash charge of $7,400,000, which was netted against the 1995 gain on settlement.

            As a result of the settlement, a special distribution of $120 per
               Limited Partner Unit ($7,920,000) was declared and paid in October 1995. In 1992, a special distribution of $50 per Limited Partner Unit ($3,300,000) was paid from the receipt of the $7,200,000 installment from Leslie Fay.

            In January 1996, the Partnership sold the vacant property to a third party, net of transaction costs, for $1,853,816. The Partnership recognized an additional writedown on the property to an amount equal to the net sales proceeds, resulting in a charge to income in 1995 of $146,184. Accordingly, no gain or loss was recognized in 1996 in connection with the sale.

            During 1997, the Partnership received distributions on the bankruptcy claim totaling $1,690,490 consisting of 45,720 shares of common stock of Sassco Fashions, Ltd. ("Sassco"), 22,860 shares of common stock of the Leslie Fay Company, Inc. and 12.75% senior notes due March 31, 2004 of Sassco which have a stated principal of $739,592. The securities received, which are carried as available-for-sale, are stated in the accompanying financial statements as marketable securities, based on their fair value as of December 31, 1997.


11.     Environmental Matters:

            All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. All of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. In the event that the Partnership absorbs a portion of the costs to comply with environmental statutes, the General Partner believes such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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


12.     Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.


13.     Exchange of Limited Partnership Units:

            On October 16, 1997, Carey Diversified distributed a Consent
               Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate the Partnership with the other CPA(R) Partnerships. The General Partners' proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, was approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 2,427 holders owning 64,878 of the 66,000 limited partnership units exchanged such units for 2,460,368 Listed Shares with 44 holders with the remaining 1,122 limited partnership units exchanging such units for Subsidiary Partnership Units. The General Partners received 295,327 Listed Shares for its interest in its share of the appreciation in Partnership properties.

            Listed Shares commenced public trading on the New York Stock
               Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of the Partnership's properties which appraisal date is to be no later than December 31, 1998.

14.     Accounting Pronouncements:

            June 1997, the FASB issued Statement of Financial Accounting
               Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 and is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.

                         CORPORATE PROPERTY ASSOCIATES 3
                       (a California limited partnership)

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997




                                                  Initial Cost to                  Cost             Increase
                                                    Partnership                Capitalized       (Decrease) in
                                           ------------------------------     Subsequent to          Net
    Description              Encumbrances       Land           Buildings      Acquisition (a)      Investment(b)
                                            -----------       -----------     ---------------     -------------
Operating Method:
 Dairy processing
  facility leased to
  Hughes Markets, Inc.                      $   340,146       $ 1,625,424       $     4,357

 Building leased to
  Sports & Recreation, Inc.                     411,843         2,983,209                          $(1,595,052)

 Centralized telephone
  bureau leased to
  Excel Commun-
  ications, Inc.                                692,644         2,054,223           952,417           (750,696)
                                            -----------       -----------       -----------        -----------
                                            $ 1,444,633       $ 6,662,856       $   956,774        $(2,345,748)
                                            ===========       ===========       ===========        ===========


Direct financing method:
 Centralized telephone
  bureau leased to
  Western Union
  Financial Services, Inc.                  $   542,884       $ 3,069,669                          $   (56,482)

  Computer Center
  leased to AT&T
  Corporation                                   224,642         4,245,903       $     2,006             22,415

 Warehouse and
  manufacturing
  buildings leased to
  Gibson Greetings, Inc.                      1,361,493        12,325,776                           (3,929,972)

 Warehouse and
  manufacturing
  building leased to
  CSS Industries,                               810,639        10,826,432                           (3,295,231)
                                            -----------       -----------       -----------       ------------
  Inc./Cleo, Inc.                           $ 2,939,658       $30,467,780       $     2,006        $(7,259,270)
                                            ===========       ===========       ===========       ============



                                                                                                                   Life on which
                                  Gross Amount at which Carried                                                    Depreciation
                                    at Close of Period (c)(d)                                                       Statement of
                            ------------------------------------------------     Accumulated                           Income
    Description                 Land            Buildings           Total       Depreciation (d)  Date Acquired     is Computed
                           ------------      ------------      -------------  ----------------   -------------     -----------
Operating Method:
 Dairy processing
  facility leased to
  Hughes Markets, Inc.     $   344,503        $ 1,625,424       $ 1,969,927     $ 1,166,647      June 1, 1993       5-36 years

 Building leased to                                                                              November 24,
  Sports & Recreation, Inc.    218,352          1,581,648         1,800,000         250,427         1981            30 years

 Centralized telephone
  bureau leased to
  Excel Commun-                                                                                  November 24,
  ications, Inc.                692,644         2,255,944          2,948,588         162,293         1981           30 years
                            -----------       -----------        -----------    ------------     ------------       ------------
                            $ 1,255,499       $  5,463,016      $  6,718,515    $  1,579,367
                            ===========       ============      ============    ============


Direct financing method:
 Centralized telephone
  bureau leased to
  Western Union                                                                                  November 24,
  Financial Services, Inc.                                      $ 3,556,071                          1981

  Computer Center
  leased to AT&T                                                                                 November 24,
  Corporation                                                     4,494,966                         1981

 Warehouse and
  manufacturing
  buildings leased to                                                                            January 26,
  Gibson Greetings, Inc.                                          9,757,297                          1982

 Warehouse and
  manufacturing
  building leased to                                                                             January 26,
  CSS Industries,                                                 8,341,840                          1982
                                                               ------------
  Inc./Cleo, Inc.                                               $26,150,174
                                                               ============


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

        (b) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment and does not include lease payments received which at times may be greater or less than such amortization and the writedowns to fair value of the Moorestown, New Jersey and Reno, Nevada properties and adjustments relating to deferred gains on lease restructurings.

        (c) At December 31, 1997, the aggregate cost of real estate owned for Federal income tax purposes is $42,473,706.

        (d)

                                       Reconciliation of Real Estate Accounted
                                       ---------------------------------------
                                            for Under the Operating Method
                                            ------------------------------

                                                     December 31,
                                           -------------------------------
                                               1996                1997
                                           ----------           ----------
         Balance at beginning of year      $5,769,927           $6,073,370

         Additions                            303,443              645,145
                                           ----------           ----------


         Balance at close of year          $6,073,370           $6,718,515
                                           ==========           ==========





                                     Reconciliation of Accumulated Depreciation
                                     ------------------------------------------
                                          for Under the Operating Method
                                          ------------------------------

                                                   December 31,
                                         -------------------------------
                                             1996                1997
                                         ----------           ----------
       Balance at beginning of year      $1,175,202           $1,364,095

       Depreciation expense                 188,893              215,272
                                         ----------           ----------

       Balance at close of year          $1,364,095           $1,579,367
                                         ==========           ==========

PROPERTIES



      LEASE                                                                     TYPE OF OWNERSHIP
    OBLIGOR               TYPE OF PROPERTY               LOCATION                    INTEREST
-----------------         ----------------               --------               -----------------

GIBSON GREETINGS,         Land and Manufac-              Cincinnati,            Ownership of a
INC.                      turing/Warehouse               Ohio; and              71.5% interest
                          Buildings - 2                  Berea, Kentucky        in land and
                          locations                                             buildings


CSS INDUSTRIES,           Land and Manufacturing/        Memphis                Ownership of a
INC./ CLEO, INC.          Warehouse Buildings            Tennessee              71.5% interest
                                                                                in land and
                                                                                buildings


WESTERN UNION             Land and                       Bridgeton,             Ownership of a
FINANCIAL SERVICES,       Centralized                    Missouri               61% interest
INC.                      Telephone Bureau                                      in land and
                                                                                buildings


SPORTS &                  Land and                       Moorestown,            Ownership of an
RECREATION, INC.          Building                       New Jersey             approximate 61%
                                                                                interest in land
                                                                                and building


EXCEL COMM-               Land and                       Reno, Nevada           Ownership of an
UNICATIONS, INC.          Building                                              approximate 61%
                                                                                interest in land
                                                                                and building


HUGHES MARKETS,           Land and Dairy Pro-            Los Angeles,           Ownership of an
INC.                      cessing Facility               California             approximate
                                                                                16.76% interest
                                                                                in land and
                                                                                building


AT&T CORPORATION          Land and a                     Bridgeton,             Ownership of an
                          Computer Center                Missouri               approximate 61%
                                                                                interest in land
                                                                                and building

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
         UNITHOLDER MATTERS



                   As of December 31, 1997 there were 2,471 holders of record of the Limited Partnership Units of the Partnership. On January 1, 1998, 2,427 holders of Limited Partnership Units exchanged such units for interests in Carey Diversified LLC and 44 holders exchanged such units for Subsidiary Partnership Units. There is no established public trading market for Subsidiary Partnership Units.


                   In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1994:


                                      Cash Distributions Per Unit
                                    1995              1996              1997
                                  -------           ------            ------
        First quarter             $ 17.34           $12.19            $12.40
        Second quarter              17.39            12.34             12.41
        Third quarter               17.58            12.38             12.42
        Fourth quarter             137.81 (a)        12.39             25.62(b)
                                  -------           ------            ------
                                  $190.12           $49.30            $62.85
                                  =======           ======            ======




(a)     Includes a special distribution of $120 per Unit.

(b) Includes distributions of $12.43 and $13.19 per Limited Partnership Unit paid in October 1997 and December 1997, respectively.


                  On October 16, 1997, the Partnership began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R) Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:

                           Units Voted               Units Voted            Units Voted          Units Not
                           Yes                       No                     Abstaining           Voting
                           ------                    -----                  ----------           ------
Merger of Partnership
with Carey Diversified     48,293   73.17%           1,891    2.87%           146     .22%       15,670     23.74%

                                                                       Subsidiary
                           Listed Shares                               Partnership Units
                           -------------                               -----------------

Number of Units
Electing                   64,878                                      1,122